Form 10-Q
period 1998-06-30
INKTOMI CORP
filed 1998-08-13
CIK 1024302

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM  10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission File Number  0-24339


                              INKTOMI CORPORATION
             (Exact name of registrant as specified in its charter)



        DELAWARE                                          94-3238130
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



1900 SOUTH NORFOLK STREET, SAN MATEO, CALIFORNIA                 94403
   (Address of principal executive office)                    (Zip Code)


     Registrant's telephone number, including area code:  (650) 653-2800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]           No [X]



The number of shares outstanding of the Registrant's common stock as of July 31, 1998 was 21,496,058.

================================================================================

                              INKTOMI CORPORATION

                                   FORM  10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited)                        Page
                                                                           ----

                   a) Consolidated Statements of Operation
                      For the three months and nine months ended June 30,
                      1998 and 1997........................................  1

                   b) Consolidated Balance Sheets
                      As of June 30, 1998 and September 30, 1997...........  2

                   c) Consolidated Statements of Cash Flows
                      For the nine months ended June 30, 1998 and 1997.....  3

                   d) Notes to Unaudited Consolidated Financial Statements.  4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................  6


PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities................................... 18

          Item 4.  Submission of Matters to a Vote of Security Holders..... 18

          Item 6.  Exhibits and Reports on Form 8-K........................ 19

SIGNATURE.................................................................. 21

                        Part I.  Financial Information


ITEM 1.  FINANCIAL STATEMENTS

INKTOMI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
(In thousands, except per share data)
(Unaudited)

                                  --------------------------       -------------------------
                                       FOR THE THREE                     FOR THE NINE
                                       MONTHS ENDED                      MONTHS ENDED
                                          JUNE 30,                          JUNE 30,
                                  --------------------------       -------------------------
                                     1998           1997              1998           1997
                                  ----------     -----------       ----------     ----------
Revenues
  Network applications            $  3,062.2     $       --        $  3,752.9     $      --
  Search services                    3,233.4         1,521.3          8,418.6        3,803.7
                                  ----------     -----------       ----------     ----------
        Total revenues               6,295.6         1,521.3         12,171.5        3,803.7

Operating expenses
  Cost of revenues                   1,275.7           357.8          2,970.6          823.9
  Sales and marketing                6,147.6         1,792.1         12,668.9        4,453.6
  Research and development           2,675.3         1,099.8          6,489.1        2,765.0
  General and administrative           993.0           382.6          2,682.0          984.6
                                  ----------     -----------       ----------     ----------
      Total operating expenses      11,091.6         3,632.3         24,810.6        9,027.1
                                  ----------     -----------       ----------     ----------
Operating loss                      (4,796.0)       (2,111.0)       (12,639.1)      (5,223.4)

Interest income (expense), net          97.0           (28.7)            13.3         (106.4)
                                  ----------     -----------       ----------     ----------
Loss before income taxes            (4,699.0)       (2,139.7)       (12,625.8)      (5,329.8)
Provision for income taxes               --              0.8              0.8            1.7
                                  ----------     -----------       ----------     ----------
Net loss                          $ (4,699.0)    $  (2,140.5)      $(12,626.6)    $ (5,331.5)
                                  ==========     ===========       ==========     ==========
Pro forma basic and diluted
  net loss per share              $    (0.24)    $     (0.17)      $    (0.74)    $    (0.54)

Shares used in calculating
  basic proforma and diluted
  net loss per share                  19,374          12,798           17,135          9,833


          See notes to the unaudited consolidated financial statements

INKTOMI CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                    -----------     -----------
                                                     JUNE 30,      SEPTEMBER 30,
                                                       1998            1997
                                                    -----------     -----------
                                                    (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents                       $  37,378.8     $   6,323.9
    Short-term investments                             17,058.8             --
                                                    -----------     -----------
       Total cash and short-term investments           54,437.6         6,323.9
    Accounts receivable, net                            2,209.4           829.4
    Prepaid expenses                                      467.1           142.3
    Other current assets                                    6.4            20.4
                                                    -----------     -----------
       Total current assets                            57,120.5         7,316.0
    Property and equipment, net                         9,895.0         6,808.5
    Other assets                                           69.6           192.3
                                                    -----------     -----------
       Total assets                                 $  67,085.1     $  14,316.8
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Current portion of notes payable                $   3,264.5     $   2,449.6
    Current portion of capital lease obligations          583.0             --
    Accounts payable                                    2,840.8           927.0
    Accrued liabilities                                 3,288.4         1,147.2
    Deferred revenue                                    1,853.2           714.9
                                                    -----------     -----------
       Total current liabilities                       11,829.9         5,238.7
    Notes payable                                       4,882.1         5,029.4
    Capital lease obligations, less current
      portion                                           1,469.4             --
                                                    -----------     -----------
       Total liabilities                               18,181.4        10,268.1

Stockholders' equity
  Series A through E convertible preferred                  --             14.9
   stock, $0.001 par value; Issued and outstanding:
   none at June 30, 1998 and 14,938,121 at
   September 30, 1997
  Common stock, $0.001 par value; Authorized:              21.5             4.6
   100,000,000 at June 30, 1998 and 50,000,000 at
   September 30, 1997; Outstanding: 21,473,622
   at June 30, 1998 and 4,632,208 at
   September 30, 1997
  Additional paid-in capital                           76,062.9        15,247.9
  Deferred compensation                                (2,331.3)         (102.7)
  Other                                                   (26.1)        1,080.6
  Accumulated deficit                                 (24,823.3)      (12,196.6)
                                                    -----------     -----------
       Total stockholders' equity                      48,903.7         4,048.7
                                                    -----------     -----------
       Total liabilities and stockholders' equity   $  67,085.1     $  14,316.8
                                                    ===========     ===========

          See notes to the unaudited consolidated financial statements

INKTOMIC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                               ------------------------------
                                                       FOR THE NINE
                                                       MONTHS ENDED
                                                         JUNE 30,
                                               ------------------------------
                                                   1998              1997
                                               ------------      ------------
NET LOSS                                       $  (12,626.6)     $   (5,331.5)
ADJUSTMENTS
  Depreciation and amortization                     2,305.8             780.9
  Noncash consulting services                          35.8              93.2
  Unearned compensation                               166.2               --
  Change in operating assets and liabilities
    Accounts receivable                            (1,380.0)            (89.3)
    Prepaid expenses and other assets                (188.0)            (84.5)
    Accounts payable                                1,913.8             (27.9)
    Deferred  revenue                               1,138.4             225.0
    Accrued liabilities and other                   2,564.5              96.5
                                               ------------      ------------
      Net cash used in operations                  (6,070.1)         (4,337.6)

CASH FLOWS USED FOR INVESTMENTS
  Purchases of short term investments             (18,810.1)              --
  Proceeds from maturities of short
   term investments                                 1,751.3               --
  Purchase of property and equipment               (4,057.7)         (2,139.2)
  Proceeds from sale of equipment                     927.6               --
                                               ------------      ------------
    Net cash used in investing activities         (20,189.0)         (2,139.2)

CASH FLOWS FROM FINANCING
  Proceeds from notes payable                       2,156.9           4,350.0
  Repayments on notes payable                      (1,489.2)           (116.4)
  Payments on obligations under capital lease        (209.8)              --
  Proceeds from issuance of promissory note             --            2,000.0
  Repayments of promissory note                         --           (2,000.0)
  Proceeds from issuance of Preferred Stock,
   net                                             12,787.1           8,167.3
  Proceeds from exercise of stock options
   and warrants                                     5,016.0              12.0
  Proceeds from issuance of Common Stock           39,053.0               --
  Proceeds from issuance of warrants                    --                --
                                               ------------      ------------
    Net cash provided by financing activities      57,314.0          12,412.9
                                               ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS              31,054.9           5,936.1
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                          6,323.9             415.8
                                               ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   37,378.8      $    6,351.9
                                               ============      ============

          See notes to the unaudited consolidated financial statements

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated condensed financial statements include the accounts of the Inktomi Corporation and its wholly owned subsidiary, Inktomi Limited located in the United Kingdom ("Inktomi" or the "Company"). All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

  In the opinion of management, the consolidated condensed financial statements reflect all adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's final prospectus on Form S-1 filed with the Securities and Exchange Commission on June 11, 1998.


NOTE 2. INITIAL PUBLIC OFFERING

  On June 11, 1998, the Company completed an initial public offering in which it sold 2,356,497 shares of Common Stock at $18.00 per share. Upon the closing of this offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consists of 100,000,000 shares of Common Stock of which approximately 21,473,622 shares were outstanding at June 30, 1998.


NOTE 3. CALCULATION OF PROFORMA NET LOSS PER SHARE

  Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

                                              --------------------------------      ---------------------------------
                                                        FOR THE THREE                          FOR THE NINE
                                                        MONTHS ENDED                           MONTHS ENDED
                                                          JUNE 30,                               JUNE 30,
                                              --------------------------------      ---------------------------------
                                                   1998               1997               1998                1997
                                              -------------      -------------      --------------      -------------
Net loss                                      $  (4,698,976)     $  (2,140,480)     $  (12,626,550)     $  (5,331,483)

BASIC AND DILUTED NET LOSS PER SHARE

Weighted average shares outstanding              19,374,208         12,797,769          17,135,058          9,833,210

Shares used in computing per share amounts       19,374,208         12,797,769          17,135,058          9,833,210

Basic and diluted net loss per share          $       (0.24)     $       (0.17)     $        (0.74)     $       (0.54)

NOTE 4. REVERSE STOCK SPLIT

   The Company completed a two-for-three reverse stock split in May 1998. Historical weighted average shares outstanding and loss per share amounts have been restated to reflect the split.


NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   During 1997, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 128, No. 129, Disclosure of Information About Capital Structure, No. 130, Reporting Comprehensive Income, and No. 131, Disclosure About Segments of an Enterprise and Related Information, all effective for the year ended September 30, 1999. The Company is currently determining the disclosures which may be required under these pronouncements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements included, among others, those statements including the words, "expects", "anticipates", "intends", "believes" and similar language. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in the section titled "Factors Affecting Operating Results" in this Form 10-Q.

OVERVIEW

  Inktomi was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. From February 1996 to May 1996, the Company's operations consisted primarily of start-up activities, including research and development of the Company's core coupled cluster software architecture and dataflow technology, personnel recruiting and capital raising. In May 1996, the Company released the first commercial application based on its core technology, a search engine that enables customers to provide a variety of Internet search services to end users. In December 1997, the Company first licensed Traffic Server, the Company's second application, a large-scale network cache designed to address capacity constraints in high-traffic network routes.

  Network applications revenues are composed of Traffic Server license, consulting, support and maintenance fees. Traffic Server license fees are generally recognized upon shipment of the software. Consulting, support and maintenance fees are recognized ratably over the service period. Inktomi generates search service revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, license fees and/or maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed.

     The Company has a limited operating history. The Company incurred a net loss of $3.5 million for the period from inception through September 30, 1996, $8.6 million for the year ended September 30, 1997, and $12.6 million for the nine months ended June 30, 1998. As of June 30, 1998, the Company had an accumulated deficit of $24.8 million. The Company has not achieved profitability on a quarterly or annual basis, and the Company anticipates that it will incur net losses for at least the next several quarters. The Company expects to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability.

  The Company has generated a substantial portion of its historical search services revenue and network applications revenue from a limited number of customers. The Company expects that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future.


RESULTS OF OPERATIONS

REVENUES

   Total revenues were $6.3 million in the quarter ended June 30, 1998, an increase of $4.8 million or 314% over the quarter ended June 30, 1997. Three customers each represented over 10% of total revenues in the quarter ending June 30, 1998. Total revenues were $12.2 million in the nine months ended June 30, 1998, an increase of $8.4 million or 220% over the first nine months of 1997.

   Network application revenues totaled $3.1 million in the third quarter and $3.8 million for the first nine months of fiscal year 1998. Most of these revenues represented new Traffic Server license sales. There were no network application revenues in the comparable periods of fiscal year 1997. Search services revenues totaled $3.2 million in the third quarter and $8.4 million for the first nine months of fiscal year

1998, representing a 113% and 121% increase of the comparable prior year periods. Most of these increases came from the addition of new search service customers and, to a lesser extent, an increase in revenues from existing customers.

  A significant portion of search revenues are derived from the HotBot search service maintained by the Company and marketed by Wired. A portion of the advertising on the HotBot site is exchanged for advertisements on the Internet sites of other companies. The value of these advertisements is recognized as barter revenue by the Company. Barter revenues represented less than 10% of total revenues in the third quarter of 1998 and 12% in the first nine months of fiscal year 1998. Barter revenues represented 35% of total revenues for the nine-month period ended June 30, 1997. The Company anticipates that barter revenue will comprise a decreasing percentage of total revenues in future years.


EXPENSES

COST OF REVENUES

  Cost of revenues consists primarily of expenses related to the operation of the Company's search services, which comprise depreciation and network charges. Cost of revenues were $1.3 million for the quarter ended June 30, 1998 an increase of $0.9 million or 257% from the quarter ended June 30, 1997. Cost of revenues were $3.0 million for the first nine months of 1998, an increase of $2.1 million or 261% over the first nine months of 1997. The increase was due primarily to increased depreciation and network charges resulting from an expansion of the Company's data center in California during the fourth quarter of 1997. The Company further expanded its search capacity late in the third quarter of 1998 with the addition of a second search cluster in Herndon, Virginia. The Company expects cost of revenues to increase substantially in absolute dollars in the next few quarters as a result of expanded cluster operation costs.

SALES AND MARKETING EXPENSES

  Sales and marketing expenses consist of personnel and related costs for the Company's direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses also include marketing costs related to the Company's support of the HotBot search site. Sales and marketing expenses were $6.1 million in the third quarter of 1998, an increase of $4.4 million or 243% from the third quarter of 1997. Sales and marketing expenses were $12.7 million for the first nine months of 1998, an increase of $8.2 million or 184% over the same period of 1997. These increases were primarily due to an increase in the number of sales and marketing personnel, increased HotBot marketing expenses and other customer-related costs, and expenses incurred in connection with attendance at trade shows and additional marketing programs. The Company expects that sales and marketing expenses will increase substantially in absolute dollars over at least the next several quarters as the Company hires additional sales and marketing personnel, initiates additional marketing programs to support its Traffic Server product and establishes sales offices in additional domestic and international locations.

RESEARCH AND DEVELOPMENT EXPENSES

  Research and development expenses consist primarily of personnel and related costs for the Company's development and technical support efforts. Research and development expenses were $2.7 million in the third quarter of 1998, an increase of $1.6 million or 143% over the third quarter of 1997. Expense for the first nine months of 1998 totaled $6.5 million, an increase of $3.7 million or 135% over the comparable period in 1997. The increase was primarily due to an increase in the number of research and development personnel to support expansion of the Company's search engine and network application businesses, and increases in quality assurance, technical support and technical publications personnel. The Company believes significant investment in research and development is essential to its future success and expects that research and development expenses will increase in absolute dollars in future periods. The Company has not capitalized any software development expenses to date.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $1.0 million for the third quarter of 1998, an increase of $0.6 million or 159% over the third quarter of 1997. Expenses totaled $2.7 million for the first nine months of 1998, an increase of $1.7 million over the first nine months of 1997. This increase was due primarily to an increase in the number of general and administrative personnel and increased legal and accounting costs incurred in connection with business activities.

INTEREST INCOME AND EXPENSE, NET

  Interest income and expense net includes income on the Company's cash investments net of expenses related to the Company's financing obligations. Interest income and expense net totaled $0.1 million of income for the third quarter of 1998. This compares with a net expense of approximately $29,000 in the third quarter of 1997. The Company generated net interest income of approximately $13,000 over the first nine months of 1998, compared to a net expense of $0.1 million over the comparable quarter of 1997. Proceeds from the Company's recent initial public offering are expected to significantly increase the interest income generated in the near term, partially offset by an expected increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments totaled $54.4 million at June 30, 1998, up from $6.3 million at fiscal year-end September 30, 1997. Most of the increase came from common and preferred stock sales, partially offset by cash used in operations and the purchase of property and equipment.

  The Company used $6.1 million in cash for operations in the first nine months of 1998, an increase of $1.7 million from the $4.3 million used for the first nine months of 1997. The increase was primarily due to an increase in the Company's net loss from $5.3 million in the first nine months of 1997 to $12.6 million in the first nine months of 1998, partially offset by increased non-cash charges in the 1998 period.

  The Company has made significant investments in equipment since its inception. This equipment consists largely of computer servers, workstations and networking equipment. The Company spent $4.1 million in the first nine months of 1998 and $2.1 million in the first nine months of 1997 primarily to further expand its Internet search engine service capacity. In the nine months ended June 30, 1998, the Company sold $0.9 million of fixed assets to two leasing companies as part of sale-leaseback transactions.

  The Company has used debt and leveraged leases to partially finance its operations and capital purchases and plans to continue this practice until it begins generating cash from operations. In the first nine months of 1998, the Company obtained an additional $2.0 million bank loan to partially fund its increased search capacity. At June 30, 1998, the Company had $10.2 million in total loans and capitalized lease obligations outstanding. In addition, the Company has provided a letter of credit, drawn against the Company's bank line of credit, in the amount of $500,000 to the lessor of the Company's San Mateo, California facilities. The loans are collateralized by substantially all of the Company's assets. Approximately $5.0 million of total debt at June 30, 1998 were bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

  In July 1997, the Company and Microsoft entered into a series of agreements whereby Microsoft selected the Company's technology as the basis for Internet search services to be provided by Microsoft. Under the agreements, Inktomi is responsible for developing and adding certain features to its core search engine technology and providing search results to Microsoft using the customized search engine technology. In addition, the Company is responsible for hosting the search engine software and purchasing and operating the cluster on which the software runs. Among other matters, Microsoft is obligated to loan the price of new workstations and related hardware and software purchased to service Microsoft's capacity needs. As of June 30, 1998, loans totaling $2.7 million were outstanding.

  The Company has raised approximately $56.9 million, net of issuance costs, from equity sales in the first nine months of 1998. This includes approximately $39.1 million from the Company's June 1998 initial public offering and $12.8 million from a February 1998 preferred stock offering. The Company also received approximately $5.0 million from option and warrant conversions. In the first nine months of 1997, the Company raised $8.2 million from a preferred stock offering.

  The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the resources the Company devotes to developing, marketing, selling and supporting its products, the timing and extent of establishing international operations, and other factors. The Company expects to devote substantial capital resources to hire and expand its sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although the Company believes that its current cash balances will be sufficient to fund its operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.


FACTORS AFFECTING OPERATING RESULTS

     This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

     The Company was founded in February 1996 and has a limited operating history upon which it can be evaluated. Any investment in the Company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development in new and rapidly evolving markets. These risks include the Company's substantial dependence on two products with only limited market acceptance, need to expand its sales and support organizations, competition, need to manage changing operations, customer concentration, reliance on strategic relationships and dependence upon key personnel, as well as dependence upon the Internet and general economic conditions. There can be no assurance that the Company will be successful in addressing such risks. The Company incurred a net loss of $3.5 million for the period from inception through September 30, 1996, $8.6 million for the year ended September 30, 1997, and $12.6 million for the nine months ended June 30, 1998. As of June 30, 1998, the Company had an accumulated deficit of $24.8 million. The Company has not achieved profitability on a quarterly or annual basis, and the Company anticipates that it will incur net losses for at least the next several quarters. The Company expects to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability. There can be no assurance that any of the Company's business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis in the future.

SUBSTANTIAL DEPENDENCE ON TRAFFIC SERVER; UNCERTAINTY OF MARKET ACCEPTANCE; LENGTHY SALES CYCLE

     The Company's future growth substantially depends on the commercial success of its Traffic Server network cache product, which the Company has only licensed to a small number of customers. The Company is initially targeting large telecommunications carriers and Internet Service Providers ("ISPs") for its Traffic Server product. The market for large-scale network caching is in its infancy, and there can be no assurance that these target customers will adopt and implement caching technology throughout their networks. Even if caching technology is adopted, Traffic Server may not be accepted and implemented on a timely basis or at all. Traffic Server has been deployed commercially in only a small number of sites, and there can be no assurance that the product will perform desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of customers. Inktomi believes that customers may have multiple requirements for enabling network traffic flow through network caches deployed within a network infrastructure. Although Inktomi has devised solutions for handling these data flow requirements, these solutions may not address all customer needs, or new or unforeseen requirements could develop for which current solutions may be inadequate. Despite testing of Traffic Server prior to its commercial release, there can be no assurance that all performance errors or deficiencies have been discovered and remedied, that additional errors or deficiencies will not occur, or that if they occur, the Company will be able to correct such errors and deficiencies. The Company believes that license of Traffic Server will involve an enterprise-wide decision-making process and that the Company or its distribution partners will need to provide a significant level of education and information to prospective customers regarding the use and benefits of Traffic Server. In addition, the Company believes that the time required to deploy Traffic Server will vary significantly depending on a number of factors, including the needs and skill set of the customer, the size of the deployment, the complexity of the customer's network environment, the quantity of hardware and degree of hardware configuration necessary to deploy Traffic Server, and the customer's installation schedule. For these and other reasons, the license and deployment of Traffic Server may be characterized by lengthy sales and implementation cycles. Failure of Traffic Server to achieve market acceptance for these or any other reasons would have a material adverse effect on the Company's business, financial condition and results of operations.

NEED TO EXPAND SALES AND SUPPORT ORGANIZATIONS

     The Company currently sells its products and services primarily through its direct sales force. The Company believes that its future success is dependent upon substantially increasing the size of its direct sales force, both domestically and internationally. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis in the future, or at all. In addition, the Company believes that its future success is dependent upon establishing relationships with a variety of distribution partners, including original equipment manufacturers ("OEMs"), systems integrators, value added resellers ("VARs") and joint marketing partners. The Company has had discussions with only a small number of such distribution partners and has entered into written distribution and reseller agreements with a limited number of companies. There can be no assurance that the Company will be able to enter into agreements or establish relationships with desired distribution partners on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure of the Company to successfully expand the size of its sales organization or establish appropriate distribution channels for its products would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company believes that the complexity of its products and the breadth and scale of customer deployments will require a number of highly trained customer service and support personnel. The Company currently has a small customer service and support organization and only has limited experience supporting Traffic Server in commercial deployment. There can be no assurance that the Company will be able to increase the size of its customer service and support organization on a timely basis or at all, or that the Company will be able to provide the high level of support required by its customers. Failure in either of these regards could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNET SEARCH ENGINE SERVICE

     The Company's search services revenues are primarily based upon the volume of end-user search queries that are processed by the Inktomi search engine and the level of advertising revenue generated by customers. The Company's contracts do not require the customer to direct its users to the Company's search services or to use the search service at all. Accordingly, the Company is highly dependent upon the willingness of customers to promote and use the search services provided by the Company, the ability of customers to attract users to their on-line services, the volume of end-user search queries that are processed by the Inktomi search engine, and the ability and willingness of customers to sell advertisements on Internet pages viewed by end users. Failure of customers to promote and use the Company's services, a low volume of end-user search queries processed by the Inktomi search engine and lower than expected levels of advertising revenues will result in lower levels of revenue generated by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's contracts require the Company to provide services in accordance with certain specifications as to the functionality and performance of the search experience, the size of the Internet database maintained, the frequency of refreshing the search database, reliability of the service and search response speeds. Failure of the Company to perform in accordance with these specifications could result in the cancellation of one or more customer contracts. The Company will be required to expand the capacity of its existing data centers and/or build out additional data centers to adequately provide service. These activities require highly specialized personnel and involve many difficult installation, tuning and optimization tasks, and will require the Company to expend substantial financial and management resources. The Company has in the past experienced difficulties and delays in expanding and stabilizing the cluster of workstations in its existing data centers. As a result, there can be no assurance that the Company will be able to expand its infrastructure to meet increased customer demand on a timely basis. The Company houses its data centers at hosting facilities operated by independent third parties who take certain precautions to protect the Company's equipment against damage from fire, earthquakes, floods, power and telecommunications failures, sabotage, intentional acts of vandalism and similar events. Despite such precautions, the occurrence of a natural disaster or other unanticipated problems at current and future data centers of the Company could result in interruptions in the search services provided by the Company. Such interruptions could result in reductions in, or terminations of, service provided to the Company's customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. These factors include demand for Traffic Server, demand for commercial search services powered by the Company's search technology, lengthy sales cycles, changes in the growth rate of Internet usage, customers' capital expenditures and other costs relating to the expansion of their respective operations, demand for Internet advertising, seasonal trends in advertising sales, introduction of new products or services by the Company or its competitors, delays in the introduction or enhancement of products and services by the Company or its competitors, customer order deferrals in anticipation of upgrades and new products, changes in the Company's pricing policies or those of its competitors, the Company's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, changes in the mix of international and U.S. revenues, changes in foreign currency exchange rates, mix of products and services sold and the channels through which those products and services are sold, general economic conditions and specific economic conditions in Internet and related industries. Additionally, as a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on the Company's quarterly financial performance.

     Quarterly sales and operating results generated by the Company's search engine application generally depend on per-query fees and advertising revenues received from the Company's search engine customers within the quarter, which are difficult to forecast. Advertising revenues generated by the Company's search engine customers are all pursuant to short-term contracts and are subject to seasonal trends in advertising sales. Revenues from per-query fees depend on the volume of end-user search queries processed by the Inktomi search engine. The Company has only limited historical basis for predicting the volume of search queries that may be generated by end users of on-line services provided by many of its customers. Moreover, the Company's customers are generally under no obligation to direct its users to the Company's search engine service or use the search service at all. Accordingly, a low level of usage by end users or the cancellation or deferral of any customer contract could have a material adverse effect on the Company's quarterly financial performance.

     The Company expects that a significant portion of its future revenues will be generated by licenses of Traffic Server and further expects that such revenues will be derived from orders placed by a limited number of customers. The Company expects that the volume and timing of such orders and their fulfillment, all of which are difficult to forecast, will cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company expects that revenues from Traffic Server will also be difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, is expected to vary substantially from customer to customer. Accordingly, the cancellation or deferral of even a small number of licenses of Traffic Server could have a material adverse effect on the Company's quarterly financial performance. Conversely, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may not compare favorably with those of earlier quarters.

     The Company plans to significantly increase its operating expenses to expand its sales and marketing operations, broaden its customer support capabilities, establish new search engine data centers, develop new distribution channels, fund greater levels of research and development, and establish strategic alliances. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are fixed in the short term, a delay in generating or recognizing revenue from a limited number of business transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. To the extent that such expenses are not subsequently followed by increased revenues, this could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of these and other factors, the Company believes that period to period comparisons of its operating results may not be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

SUBSTANTIAL COMPETITION

     The markets in which the Company competes are new, intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company faces competition in the overall network computing software market as well as each of the market segments in which its products and services compete. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company.

     In the network cache market, the Company competes with companies including CacheFlow, Inc., Cisco Systems, Inc. ("Cisco"), Microsoft Corporation ("Microsoft"), Mirror Image Internet, Inc., Netscape Communications Corp. ("Netscape"), Network Appliance, Inc., Novell, Inc., and Spyglass, Inc. among others, as well as against freeware caching solutions including CERN, Harvest and Squid. In addition, other companies may embed competing technology into other products such as server or firewall software. The Company is aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing software products and services that will compete with Traffic Server. The Company believes that its software may face competition from other providers of hardware and software claiming to offer competing solutions to network infrastructure problems, including networking hardware and companion software manufacturers such as Ascend Communications, Inc., Bay Networks, Inc., Ciena Corporation and IBM Corporation; hardware manufacturers such as Digital Equipment Corporation ("Digital"), Hewlett-Packard Company, Intel Corporation, Motorola, Inc. and Sun Microsystems, Inc.; telecommunications providers such as AT&T, Inc., MCI Telecommunications Corporation, and regional Bell operating companies; cable TV/communications providers such as Continental Cablevision, Inc., TimeWarner, Inc. and regional cable operators; software database companies such as Informix Corporation, Oracle Corporation and Sybase, Inc.; and large diversified software and technology companies including Microsoft, Netscape and others. Cisco, Microsoft and Netscape provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which the Company competes. Cisco, Microsoft and Netscape have often acquired technology and products from other companies to augment their product lines, in addition to developing their own technology and products.

     The Company competes with a number of companies to provide Internet search services, many of whom have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading on-line services and advertisers, and have secured greater presence in distribution channels. Competitors who offer search services to on-line service providers include Digital (Alta Vista), Excite, Inc. ("Excite"), Infoseek Corporation ("Infoseek"), Lycos Corporation ("Lycos"), and Northern Light, Inc., among others. In addition, large media concerns such as The Walt Disney Company and NBC Enterprises have recently made investments in Internet search engine companies and the Company believes that other large media enterprises may enter or expand their presence in the Internet search engine market, either directly or indirectly through collaborations or other strategic alliances. Increased use and visibility of the Company's search engine services depends on the Company's ability to maintain highly available and reliable services across multiple data centers and to maintain the freshness of the search database.

     The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Certain of the Company's current and potential competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by the Company. Also, certain current and potential competitors have greater name recognition, more extensive customer bases that could be leveraged, and/or access to proprietary content, thereby gaining market share to the Company's detriment. Inktomi expects additional competition as other established and emerging companies enter the network computing software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new contracts and maintenance and support renewals for existing contracts on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the prices of its products and services, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations.

NEED TO MANAGE CHANGING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL

     The ability of the Company to successfully offer products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company continues to increase the scope of its operations domestically and internationally and has grown its headcount substantially. This growth has placed, and the Company's anticipated future operations will continue to place, a significant strain on the Company's management systems and resources. The Company expects that it will be required to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to expand, train and manage its work force worldwide. Furthermore, the Company expects that it will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to hire a significant number of additional sales, support, marketing, and research and development personnel in calendar 1998 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified personnel in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations may be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers and other key sales, marketing and support personnel. In addition, the Company's products and technologies are complex and the Company is substantially dependent upon the continued service of its existing engineering personnel, and especially the founders of the Company, many of whom have advanced degrees. None of the Company's officers or employees are bound by an employment agreement for any specific term and the relationships of such officers and employees with the Company is, therefore, at will. The Company does not have "key person" life insurance policies covering any of its employees.
The loss of the services of any of its executive officers, engineering personnel or other key employees would have a material adverse effect on the business, financial condition and results of operations of the Company.

CUSTOMER CONCENTRATION

     The Company has generated a substantial portion of its historical search services revenue and network applications revenue from a limited number of customers. The Company expects that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, the loss of a major customer or, in the case of the Company's search engine customers, a decline in the usage of any such customer's search service, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

RISKS OF INFRINGEMENT AND PROPRIETARY RIGHTS

     Because materials may be downloaded by the search services operated or facilitated by the Company, or may be copied and stored by customers that have deployed the Company's Traffic Server product, and, in either case, may be subsequently distributed to others, there is a potential that claims will be made against the Company (directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content or copying of such materials. Such claims have been threatened against the Company from time to time, and have been brought, and sometimes successfully pressed, against on-line services in the past. It is also possible that if any information provided through the search services operated or facilitated by the Company or information that is copied and stored by customers that have deployed Traffic Server, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's success and ability to compete are substantially dependent upon its internally developed technology. While the Company primarily relies on copyright, trade secret and trademark law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology. Policing unauthorized use of the Company's products is difficult, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect the Company's proprietary rights as fully as do the laws of the United States. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segments grows and the functionality of products in different industry segments overlaps. Lycos recently announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it plans to bring actions against companies that it believes are infringing this patent in the near future. There can be no assurance that Lycos or other third parties will not claim infringement by the Company with respect to its software or enhancements thereto. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. A successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON STRATEGIC RELATIONSHIPS

     The Company believes that its success in penetrating markets for its Traffic Server product and search engine application depends in part on its ability to develop and maintain strategic relationships with key hardware and software vendors, distribution partners and customers. The Company further believes that such relationships are important in order to validate the Company's technology, facilitate broad market acceptance of the Company's products, and enhance the Company's sales, marketing and distribution capabilities. The Company's inability to attract or retain strategic relationships, or the termination of one or more successful relationships could have a material adverse effect on the Company's business, financial condition and results of operations. In July 1997, the Company and Microsoft entered into a series of agreements whereby Microsoft selected the Company's technology as the basis for Internet search services to be provided by Microsoft. Federal and state regulatory authorities have recently initiated broad antitrust actions against Microsoft. The Company is unable to predict whether or to what extent such antitrust actions may affect its relationship with Microsoft, although such actions may delay initiation of the services to be provided by the Company to Microsoft or narrow the scope of Internet sites and applications where Microsoft may incorporate the Company's Internet search engine services. In addition, the Company has from time to time licensed certain minor components from third parties such as reporting functions and security features and incorporated them into the Company's products. Failure of such third parties to maintain or enhance their products could impair the functionality of the Company's products and could require the Company to obtain alternative products from other sources or to develop such software internally, either of which could involve costs and delays as well as diversion of engineering resources.

RISKS ASSOCIATED WITH NEW VERSIONS OF SOFTWARE AND NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

     The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are rapidly evolving. The markets for the Company's products are characterized by rapid technological change, frequent new product introductions, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to its software on a timely basis that keep pace with technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to its software that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of new products and product enhancements. Any material delay in the release dates of future products or enhancements or any failure of such future products or enhancements to achieve market acceptance when released, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the introduction or announcement of new product offerings by the Company or the Company's competitors will not cause customers to defer or forego purchases of current versions of the Company's software, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company markets and sells its products in the United States and internationally. The Company has established a subsidiary located in the United Kingdom to market and sell the Company's products in Europe and plans to establish additional facilities in other parts of the world. The Company's expansion of its existing international operations and entry into additional international markets will require significant management attention and
financial resources.   If international revenues generated by the Company are
not adequate to offset the expense of establishing and maintaining foreign operations, the Company's business, financial condition and results of operations would be materially adversely affected. To date, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in these international markets. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its distribution partners will be able to sustain or increase international revenues, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations. The Company's international revenues are generally denominated in local currencies. The Company does not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and thus the Company's business, financial condition and results of operations.

YEAR 2000 RISKS

     The potential for software failures due to processing errors arising from calculations using the year 2000 date is a known risk. The Company recognizes the need to ensure that its operations, products and services will not be adversely impacted by Year 2000 software failures. The Company has established procedures for evaluating and managing the risks and costs associated with this problem and believes that its internal computer systems, including its accounting, sales and technical support automation systems, are currently Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be able to handle all Year 2000 problems.

     In addition, although the Company believes that its search engine application and Traffic Server are Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, many of the Company's customers use Internet protocols and maintain their Internet operations on servers that may be impacted by Year 2000 complications. Reliance on such Internet protocols or the failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on the Company's customers and the Company's products and search services, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

     The Company may in the future pursue acquisitions of complementary products, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities and the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, products and personnel of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurance that the Company will ever successfully complete an acquisition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, covering issues such as user privacy, pricing, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. The Telecommunications Reform Act of 1996 imposes criminal penalties (via the Communications Decency Act) on anyone who distributes obscene communications on the Internet knowing that the recipient of the communications is under 18 years of age. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws or adoption of additional laws or regulations intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's products and services, could increase the Company's cost of doing business as a result of compliance, could result in litigation or could in some other manner have a material adverse effect on the Company's business, financial condition and results of operations.

                          Part II.  Other Information


ITEM 2.  CHANGES IN SECURITIES.

     Upon the closing of the Registrant's initial public offering in June 1998, all outstanding shares of Preferred Stock were automatically converted into approximately 13,100,000 shares of Common Stock. Following such closing, the Registrant filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which eliminated the previously authorized Preferred Stock, authorized 10,000,000 shares of undesignated Preferred Stock and increased the authorized Common Stock to 100,000,000 shares.

     From April 1, 1998 through June 30, 1998, the Registrant issued unregistered securities to a limited number of persons as described below:

     (a) In April 1998, the Registrant issued and sold 61,991 shares of Series D1 Preferred Stock (which converted into 41,332 shares of Common Stock upon the closing of Registrant's initial public offering) to twelve investors upon exercise of warrants for an aggregate purchase price of $206,151.07.

     (b) In April 1998, the Registrant issued and sold 519,586 shares of Common Stock to two investors upon exercise of warrants for an aggregate purchase price of $58,453.43.

     (c) In April 1998, the Registrant issued warrants to purchase 29,412 shares of Common Stock at $17.55 per share and warrants to purchase 73,530 shares of Common Stock at $35.10 per share to a customer in consideration for publicity activities. The warrants become exercisable in June 1999 and expire in June 2002. The warrants may be exercised for cash or may be "net" exercised whereby the exercise price is provided through the surrender of shares subject to the warrants having the same value.

     (d) In June 1998, the Registrant issued 113,813 shares of Common Stock to two investors upon the exercise of warrants. The warrants were "net" exercised in which the aggregate exercise price of $1,280,396.20 was provided through the surrender of shares subject to the warrants having the same value.

     (e) From April 1998 through June 1998, the Registrant issued an aggregate of 481,558 shares of Common Stock upon exercise of stock options granted under the Registrant's 1996 Equity Incentive Plan.

     None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipient in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In May 1998, the Registrant submitted several matters to a vote of its security holders through an Action by Written Consent. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

     1. To approve amendments to the Registrant's Certificate of Incorporation to provide for a two for three reverse stock split of the Registrant's Common Stock.

     FOR:  13,203,354  AGAINST:  0    ABSTAIN:   5,758,061

     2. To approve an amendment and restatement of the Registrant's Certificate of Incorporation to (i) increase the authorized number of shares of Common Stock to 100,000,000 shares, (ii) authorize 10,000,000 shares of undesignated Preferred Stock for issuance, (iii) eliminate cumulative voting in the election of directors or any other matter submitted to a vote of the stockholders, (iv) provide that all actions by the stockholders be taken at an annual or special meeting of the stockholders and not by written consent, (v) require approval by holders of at least 66 2/3% of the Registrant's Common Stock to amend certain provisions of the Registrant's Certificate of Incorporation and Bylaws.

     FOR:  13,203,354  AGAINST:  0    ABSTAIN:   5,758,061

     3.  To approve an amendment and restatement of the Registrant's Bylaws to
(i) fix the parties entitled to call a special meeting of the stockholders as the board of directors, the chairman of the board, the president, or the chief executive officer of the Registrant, (ii) eliminate cumulative voting in the election of directors or any other matter submitted to a vote of the stockholders, and (iii) provide that all actions by the stockholders be taken at an annual or special meeting of the stockholders and not by written consent.

     FOR:  13,203,354  AGAINST:  0    ABSTAIN:   5,758,061

     4. To approve and adopt a new 1998 Stock Plan and to reserve a total of 1,000,000 shares of Common Stock thereunder for issuance to employees, officers, directors and other service providers.

     FOR:  13,203,354  AGAINST:   0  ABSTAIN:    5,758,061

     5. To approve and adopt a new 1998 Employee Stock Purchase Plan and to reserve a total of 300,000 shares of Common Stock thereunder for issuance to employees.

     FOR:  13,203,354  AGAINST:   0  ABSTAIN:    5,758,061

     6. To approve an amendment to the Registrant's 1996 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 55,467 share.

     FOR:  13,203,354  AGAINST:   0  ABSTAIN:    5,758,061

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     3.1*       Amended and Restated Certificate of Incorporation of the
                Registrant.

     3.2**      Amended and Restated Bylaws of the Registrant.

     4.1***     Form of Common Stock certificate.

     10.1*** Form of Indemnification Agreement between the Registrant and each of its directors and officers.

     10.2***    1998 Stock Plan and form of agreements thereunder.

     10.3*** 1998 Employee Stock Purchase Plan and form of agreements thereunder.

     10.4***    1996 Equity Incentive Plan and form of agreement thereunder.

     10.5*** Fifth Amended and Restated Investors' Rights Agreement dated as of February 13, 1998 among the Registrant and certain of the Registrant's security holders named therein.

     10.6*** Executive Employment Agreement dated as of July 1, 1996 between the Registrant and David C. Peterschmidt.

     10.7*** Amended and Restated Loan and Security Agreement dated as of May 12, 1998 between the Registrant and Silicon Valley Bank.

     10.8*** Sublease Agreement dated November 27, 1996 between the Registrant and Macromedia, Inc.

     10.9*** Office Lease dated July 31, 1997 between the Registrant and Norfolk Atrium, a California limited partnership.

     10.10*** Underlease Agreement (undated) between Inktomi Limited and Technomic Research Associates Limited.

     10.11***#  Information Services Agreement dated as of April 1, 1998 between the Registrant and Wired Digital, Inc.

     10.12***#  Information Services Agreement dated as of April 1, 1998 between the Registrant and Wired Digital, Inc.

     10.13***#  Software Development Agreement dated as of July 27, 1997 between the Registrant and Microsoft Corporation.

     10.14***#  Software Hosting Agreement dated as of July 27, 1997 between the
                Registrant and Microsoft Corporation.

     10.15***#  Loan Agreement dated as of July 27, 1997 between the Registrant and Microsoft Corporation.

     10.16***#  Security Agreement dated as of July 27, 1998 between the
                Registrant and Microsoft Corporation.

     10.17***#  Escrow Agreement dated as of July 29, 1997 among the Registrant,
                Data Base, Inc., and Microsoft Corporation

     10.18***#  Lease dated May 14, 1998 between the Registrant and B.F. Saul
                Real Estate Investment Trust.

     27.1       Financial Data Schedules.

* Incorporated by reference to Exhibits 3.2 previously filed with the Registrant's Registration statement on form S-1 (No. 333-50247).

** Incorporated by reference to Exhibit 3.4 previously filed with the Registrant's Registration statement on form S-1 (No. 333-50247)

*** Incorporated by reference to the same numbered exhibit previously filed with the Registrant's Registration statement on form S-1 (No. 333-50247).

# Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately held with the commission.



(b)       Reports on form 8-K

          None.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                   Inktomi Corporation


Date:  August 11, 1998             By:    /s/   Jerry M. Kennelly
                                      -------------------------------------
                                      Jerry M. Kennelly,
                                      Vice President of Finance  and
                                      Chief Financial Officer
                                      (duly authorized officer
                                      and principle financial officer)

                               INDEX TO EXHIBITS

3.1*       Amended and Restated Certificate of Incorporation of the Registrant.

3.2**      Amended and Restated Bylaws of the Registrant.

4.1***     Form of Common Stock certificate.

10.1*** Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2***    1998 Stock Plan and form of agreements thereunder.

10.3*** 1998 Employee Stock Purchase Plan and form of agreements thereunder.

10.4***    1996 Equity Incentive Plan and form of agreement thereunder.

10.5*** Fifth Amended and Restated Investors' Rights Agreement dated as of February 13, 1998 among the Registrant and certain of the Registrant's security holders named therein.

10.6*** Executive Employment Agreement dated as of July 1, 1996 between the Registrant and David C. Peterschmidt.

10.7*** Amended and Restated Loan and Security Agreement dated as of May 12, 1998 between the Registrant and Silicon Valley Bank.

10.8*** Sublease Agreement dated November 27, 1996 between the Registrant and Macromedia, Inc.

10.9*** Office Lease dated July 31, 1997 between the Registrant and Norfolk Atrium, a California limited partnership.

10.10*** Underlease Agreement (undated) between Inktomi Limited and Technomic Research Associates Limited.

10.11***#  Information Services Agreement dated as of April 1, 1998 between the Registrant and Wired Digital, Inc.

10.12***#  Information Services Agreement dated as of April 1, 1998 between the Registrant and Wired Digital, Inc.

10.13***#  Software Development Agreement dated as of July 27, 1997 between the Registrant and Microsoft Corporation.

10.14***#  Software Hosting Agreement dated as of July 27, 1997 between the
           Registrant and Microsoft Corporation.

10.15***#  Loan Agreement dated as of July 27, 1997 between the Registrant and Microsoft Corporation.

10.16***#  Security Agreement dated as of July 27, 1998 between the
           Registrant and Microsoft Corporation.

10.17***#  Escrow Agreement dated as of July 29, 1997 among the Registrant,
           Data Base, Inc., and Microsoft Corporation

10.18***#  Lease dated May 14, 1998 between the Registrant and B.F. Saul
           Real Estate Investment Trust.

27.1       Financial Data Schedules.

* Incorporated by reference to Exhibits 3.2 previously filed with the Registrant's Registration statement on form S-1 (No. 333-50247).

** Incorporated by reference to Exhibit 3.4 previously filed with the Registrant's Registration statement on form S-1 (No. 333-50247)

*** Incorporated by reference to the same numbered exhibit previously filed with the Registrant's Registration statement on form S-1 (No. 333-50247).

# Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately held with the commission.