Form 10-K
period 1998-09-30
INKTOMI CORP
filed 1998-12-24
CIK 1024302

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1998 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_____________________ to______.

      Commission File Number  0-24339

                             INKTOMI CORPORATION
           (exact name of Registrant as specified in its charter)

       DELAWARE                                          94-3238130
(State of incorporation)                    (I.R.S. Employer Identification No.)

                          1900 SOUTH NORFOLK STREET
                        SAN MATEO, CALIFORNIA  94403
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:  (650) 653-2800

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.001 Par Value
                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No
                                                 -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the Common Stock on the Nasdaq National Market System on November 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,295,823,971. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 24,838,134 at November 30, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                             INKTOMI CORPORATION

                                  FORM 10-K

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                              TABLE OF CONTENTS


Part I                                                                   Page
                                                                         ----

      Item 1.   Business...........................................        1

      Item 2.   Properties.........................................       11

      Item 3.   Legal Proceedings..................................       12

      Item 4.   Submission of Matters to a Vote of
                Security Holders...................................       12

Part II

      Item 5.   Market Registrant's Common Stock and Related
                Stockholder Matters................................       12

      Item 6.   Selected Financial Data............................       12

      Item 7.   Management's Discussion and Analysis of Financial
                Condition And Results of Operation.................       13

      Item 8.   Financial Statements and Supplementary Data........       23

      Item 9.   Changes and Disagreements with Accountants on
                Accounting and Financial Disclosure................       23

Part III

      Item 10.  Directors and Executive Officers of the
                Registrant.........................................       23

      Item 11.  Executive Compensation.............................       23

      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management.....................................       24

      Item 13.  Certain Relationships and Related Transactions.....       24

Part IV

      Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K................................       24

Signatures.........................................................       26

Financial Statements...............................................      F-1

  This report on Form 10-K, including the discussions in Part I Item 1 "Business" and Part II Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operation," contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words, "expects", "anticipates", "intends", "believes" and similar language. Inktomi's actual results could differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation Factors Affecting Operating Results."

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

  Inktomi develops and markets scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. Inktomi has pioneered the commercial use of parallel processing-based coupled cluster technology, a software architecture that provides true scalability, high system availability and fault tolerance, and superior price/performance compared to traditional mainframe or symmetric multi-processing ("SMP") based systems. This architecture enables multiple workstations collaborating via high-speed connections to function as one extremely powerful computer. Inktomi has designed and developed this architecture and associated applications specifically to address the challenges of distributed data management posed by a global information network that consists of millions of end users accessing millions of documents.

  Currently, Inktomi has three scalable applications based on its software architecture: a large-scale network cache, an Internet search engine and an Internet shopping engine. The large-scale network cache application, Traffic Server, is designed to address capacity constraints in high-traffic network routes. Traffic Server alleviates network congestion and increases network performance by storing frequently requested information in proximity to users, thereby eliminating or greatly reducing the transmission of redundant Internet data, which Inktomi believes comprises a significant portion of network traffic. Traffic Server is initially being targeted at telecommunications carriers and Internet service providers which are currently addressing the explosive growth in the demand for data bandwidth primarily through significant capital expenditures on network equipment and infrastructure.

  The Internet search engine application is a powerful, award-winning Internet search engine that enables Internet portals and other web site customers to provide a variety of online search services to end users. Inktomi provides and manages all hardware, software and operational aspects of its search engine and the associated database of Internet content. Inktomi also provides customers with a programming interface and software tools to enable them to design custom search service user interfaces. Inktomi provides search services to its customers through four data centers, each consisting of 100 workstations, located in California and Virginia.

  The Internet shopping engine is Inktomi's newest application and was initiated with the acquisition of C\\2\\B Technologies in September 1998. Similar to the search engine application, Inktomi intends to make the shopping engine available to Internet portals and other web site customers and will not develop its own branded online shopping site. The shopping engine is being designed to enable end users to quickly and easily locate products of interest, compare features and prices among products, and locate and purchase such products through participating merchants.

INDUSTRY BACKGROUND

  The Internet, a network of hundreds of interconnected, separately-administered public and private networks, has emerged as a global communications medium enabling millions of people to share information and conduct business electronically. International Data Corporation estimates that there were approximately 69 million users of the Internet at the end of 1997 and that the number of users will grow to 320 million by the end of 2002. The dramatic growth in the number of Internet users and the availability of powerful new tools for the development and distribution of Internet content have led to a proliferation of useful information and services on the Internet, including electronic commerce, online magazines, e-mail services, specialized news feeds, interactive games, and educational and entertainment applications. Although primarily text and graphics-based today, information and services available on the Internet are increasingly incorporating multimedia components such as video and audio clips. The availability of richer content and services is attracting greater numbers of Internet users, fueling a cycle of tremendous growth wherein more users demand more information, and more information attracts more users.

  The network architecture underlying the Internet is based on a centralized data model in which information is stored once at a single location and accessed multiple times from that location. A user interested in particular information must first locate the computer on the network where that information is stored and then establish contact with that computer. Once contact is established with the source computer, the information is compiled and sent over the network to the user's computer. This process is repeated each time a new user requests that same information, resulting in a large amount of redundant data traversing the network. As the number of contacts and the amount of information transmitted increase, information delivery bottlenecks are created, significantly decreasing network performance. This problem is exacerbated during peak periods of network usage and bursts in traffic volumes driven by news and other significant events.

  Information delivery bottlenecks are particularly acute internationally, where public networks are not well-developed or well-connected to other regional networks. This lack of infrastructure internationally, together with the high concentration of information on servers located in the United States, has resulted in a substantial and growing amount of traffic congestion on international routes.

  To accommodate and manage increasing traffic, network providers must continually expand and upgrade their networks as well as improve connectivity to other regional networks. Similarly, Internet portals and other providers of online services such as search, electronic commerce, e-mail and chat must scale and enhance their services to keep pace with the tremendous growth in user demand and available information. The technical challenges and on-going investments associated with maintaining and upgrading the systems required to provide these services are substantial. Continued increases in the volume, variety and richness of information will magnify these challenges.

  To date, network providers have attempted to meet increasing demand by installing additional telephone lines, fiber optic cable, routers and switches, and by deploying data compression and multiplexing technologies. These equipment-based approaches focus exclusively on expanding bandwidth capacity by increasing the number of lines over which data can be transmitted or increasing the volume of data that can be transported over existing lines. However, these approaches do not address the fundamental architectural shortcomings of these networks. As a result, they have not generated and cannot generate sufficient bandwidth to keep pace with the anticipated growth in traffic. Moreover, these approaches are labor-intensive, slow and costly to implement.

  Other approaches employed by network providers, such as client and proxy server-based caching, are designed to enhance the efficiency of data distribution by reducing the amount of redundant network traffic. Web browsers and proxy servers each contain caches that store data, thereby eliminating the need to traverse the entire network to reacquire data. Browser-based caches, however, are small and only address the needs of individual users. Proxy server-based caches can serve large workgroups, but generally are not scalable beyond several hundred users and can themselves become network bottlenecks.

  Internet portals and other online service providers have primarily addressed the tremendous growth in user demand and available information by deploying larger computing systems to run their services. At times, this growth has substantially outpaced their ability to deploy these systems, forcing service providers to limit the availability or functionality of their services or to reduce the number of users utilizing the service. Deploying larger computing systems is expensive and difficult to accomplish on an incremental basis. Limiting the availability or functionality of the service and reducing the number of users can result in lost revenue and can alienate end users.

  Inktomi believes that in order for the Internet to scale cost-effectively, network and service providers must deploy a new layer of high-performance software throughout the network infrastructure. This software must efficiently leverage the Internet's existing and future network hardware infrastructure to intelligently manage and distribute increasingly more and richer content.

THE INKTOMI SOLUTION

  Inktomi develops, markets and supports scalable software applications designed to significantly enhance the performance, intelligence and manageability of large-scale networks. Utilizing Inktomi's parallel processing-based coupled cluster architecture and dataflow technology, Inktomi's applications are specifically designed to address the challenges posed by explosive growth in the number of network users, documents and services, and the resultant increase in traffic volume. Inktomi's architecture and technology enable Inktomi to develop network applications that provide the following benefits:

  SCALABILITY. Inktomi's coupled cluster software architecture enables multiple workstations collaborating via high-speed connections to function as one extremely powerful computer. The architecture is designed to scale without limit and without significant deterioration in performance as additional workstations are added to the cluster. Furthermore, the architecture facilitates the "hot" addition of incremental workstations, without any negative impact on existing cluster operations.

  EFFICIENCY. Inktomi's dataflow technology enables a single workstation to efficiently process up to thousands of operations simultaneously, as compared to traditional software architectures that can only process up to tens or hundreds of operations simultaneously before experiencing significant performance degradation. This technology greatly improves the performance of each workstation within the cluster, thereby increasing the efficiency of data throughput.

  HIGH SYSTEM AVAILABILITY. Inktomi's coupled cluster software architecture enables its applications to be fault-tolerant. If any workstation within the cluster fails, the cluster management software reassigns the task load among the remaining workstations running the application. When the failed workstation is restored, tasks are intelligently reassigned to the newly functioning workstation. Since each workstation has its own buses, power supply and disk drives, the failure of an individual workstation generally does not cause the failure of the entire cluster, thereby maintaining high system availability.

  PRICE/PERFORMANCE. Clusters consist of relatively inexpensive, commodity workstations and require a significantly smaller initial hardware investment than mainframe or SMP-based systems of comparable computing power. When a coupled cluster system requires additional capacity, one or more workstations can be added on an incremental, "pay-as-you-go" basis. In contrast, when a mainframe or SMP-based system reaches full capacity, the existing system must be replaced with a larger system or an additional system must be added with similar capabilities. Each of these alternatives, however, requires a substantial capital outlay and still may not achieve the same performance capabilities as a cluster-based system.

  INTEROPERABILITY. Inktomi's software architecture is designed to interoperate with standard central processing unit ("CPU") architectures and operating systems. Inktomi's search application crawler operates on Intel-based workstations and its search engine servers operate on Sun Microsystems SPARC workstations, in both cases running the Solaris operating system. Inktomi's Traffic Server application operates on Sun Microsystems SPARC workstations running the Solaris operating system, Digital Equipment Alpha workstations running the Digital Equipment UNIX operating system, and Silicon Graphics workstations running the IRIX operating system. Inktomi is collaborating with Intel to port its applications to Intel-based workstations running Windows NT by mid-1999. Inktomi's approach to network caching is distinguished from that of hardware vendors that may seek to preserve the market for their network equipment by supporting only their proprietary operating systems or closed CPU architectures. Inktomi's architecture also seamlessly supports different generations of workstations in any given cluster, thereby extending the useful life of customer hardware investments.

  MANAGEABILITY. Inktomi's coupled cluster software architecture was designed from the outset to manage large clusters of workstations easily from a single management station. The architecture enables cluster managers to monitor and configure the entire system, either on-site or remotely, through a standard Web browser interface.

STRATEGY

  Inktomi's strategy is to establish itself as the leading provider of scalable software applications specifically designed to address the distributed data management challenges posed by rapidly growing global information networks. Key elements of this strategy are:

  LEVERAGE CORE TECHNOLOGY TO DEVELOP MULTIPLE APPLICATIONS. The core of Inktomi's clustering technology was initially developed by key employees of Inktomi at the University of California at Berkeley in 1994, and has been designed from the start to serve as the foundation for a variety of scalable network applications. Inktomi has substantially modified and enhanced this technology. In addition, Inktomi has invested significant time and resources in creating a structured product development process and has successfully recruited computer scientists, engineers and software developers with expertise and advanced degrees in the areas of massively parallel computing, coupled cluster computing and software dataflow operations. Inktomi believes that its technology, personnel and development process will enable it to enhance its existing products and to develop new scalable network applications offering distinct advantages over alternative solutions.

  TARGET TRAFFIC SERVER AT LARGE NETWORK PROVIDERS. Inktomi is initially targeting telecommunications carriers and Internet service providers for Traffic Server. Traffic Server is a high-performance caching solution that is designed to be sufficiently scalable to handle massive and growing network traffic volumes. Network providers are spending billions of dollars domestically and internationally to increase bandwidth through the deployment of expensive network hardware intended to speed data transfer and increase capacity. Despite this investment, demand for bandwidth continues to outpace the ability of network providers to increase capacity. Inktomi believes that Traffic Server provides a more compelling value proposition for these customers because it reduces redundant traffic, thereby increasing available bandwidth at a substantially lower cost.

  ESTABLISH TRAFFIC SERVER AS THE DE FACTO STANDARD. Inktomi intends to establish and maintain Traffic Server as the leading cache solution for large-scale networks. Inktomi has initially targeted network providers that operate the largest and most complex networks, and has designed Traffic Server to easily integrate into their existing network infrastructures. Inktomi believes that adoption of Traffic Server by these leading providers will validate Inktomi's technology and facilitate broad market acceptance, as well as further Inktomi's objective of establishing Traffic Server in the corporate marketplace. In addition, Inktomi believes that, in the absence of standardized approaches to network caching, the opportunity currently exists for Inktomi to establish Traffic Server as the de facto standard through its adoption and implementation by high profile network providers. Inktomi believes that achieving such status would provide it with a significant competitive advantage and intends to continue to pursue aggressively those customers Inktomi believes will enable Traffic Server to be recognized as the standard network caching solution.

  BECOME THE TECHNOLOGY PROVIDER OF CHOICE TO ONLINE SERVICE PROVIDERS. Inktomi believes that it can leverage its scalable software architecture to develop and provide multiple service applications to Internet portals and other online service providers. In the early days of the Internet, online service providers primarily focused on providing a single service to end users, such as search, e-mail, online magazines and interactive games. As the Internet has matured, many online service providers have expanded their service offerings and fostered online communities in an effort to attract and retain increasing numbers of end users. The goal of these Internet portals and other online service providers has been to build brand and user loyalty and to diversify and enhance their sources of direct and indirect revenue. However, the addition of new services and the significant increase in the size and complexity of the Internet requires substantial on-going investments and technological expertise in order to maintain and upgrade the quality of the services provided. Inktomi believes these factors will lead many companies to outsource certain services such as their search and online shopping capabilities rather than develop and maintain them in-house. Already, companies such as Wired Digital, Yahoo! and Microsoft have elected to use Inktomi's search technology not only because of the performance and scalability advantages it provides, but also because it allows them to retain the critical flexibility to customize the user interface. Inktomi believes the same performance, scalability and flexibility benefits will lead customers to choose the Inktomi shopping engine when available. As Inktomi continues to develop and enhance its technology and back-end service offerings, Inktomi believes that the incentives will increase for companies to outsource these services to Inktomi.

  DEVELOP DIRECT AND INDIRECT DISTRIBUTION CHANNELS. Inktomi's sales strategy is to pursue opportunities with large accounts through its direct sales force, and to penetrate various targeted market segments through multiple indirect distribution channels. Inktomi has established a direct sales force covering the United States and Canada as well as a direct sales force in England to address the European market. Inktomi intends to increase the size of its direct sales force and to establish additional sales offices domestically and internationally. Inktomi plans to complement its direct sales force by establishing multiple indirect distribution channels including original equipment manufacturers ("OEMs"), systems integrators, value-added resellers ("VARs") and joint marketing partners. These channels are intended to increase geographic sales coverage and to address mid-tier Internet service providers and, eventually, large corporate customers.

PRODUCTS AND CUSTOMERS

  Inktomi develops, markets and supports scalable software applications designed to significantly enhance the performance, intelligence and manageability of large-scale networks. Currently, Inktomi has three scalable network applications based on its software architecture: Traffic Server, a large-scale network cache; an Internet search engine; and an Internet shopping engine.

TRAFFIC SERVER

  Inktomi's Traffic Server application is a scalable, high-performance network cache designed to reduce Internet congestion and increase overall network efficiency. Traffic Server is initially being targeted for use by telecommunications carriers and Internet service providers, both domestically and internationally.

  Information available on traditional data networks is stored in a single source location. An end user interested in particular information establishes contact with the source computer on the network and initiates a request for the information. Once contact is established with the source computer, the information is compiled and sent over the network to the end user's computer. Multiple end users initiating multiple requests leads to redundant transmission of the same information over the network, resulting in network congestion and data access and information delivery bottlenecks.

  Redundant traffic strains the network and consumes bandwidth. Providing additional bandwidth and infrastructure requires costly investments by telecommunications carriers and Internet service providers. Integrating Traffic Server into the network leverages the existing network infrastructure. As a result, Traffic Server increases available bandwidth at a substantially lower cost than expanding existing infrastructure.

  Traffic Server is based on the premise that it is cheaper to store information than to move it. Traffic Server stores or "caches" locally copies of frequently accessed information in dedicated storage systems in proximity to the user. Requests for information are managed by Traffic Server, which determines if the requested information is located in the cache. If so, the information is accessed directly from the cache, thereby avoiding the need to traverse the entire network. If the information is not located in the cache, the information is accessed and retrieved from the source computer. The information is then stored in the cache and is thus made available to subsequent users. In this way, Traffic Server intelligently eliminates redundant traffic and smoothes traffic patterns, thereby leveraging and enhancing existing bandwidth within the network. In addition, Traffic Server is designed to be particularly effective in alleviating information delivery bottlenecks during peak periods of network usage and bursts in traffic volume driven by news and other significant events, thereby significantly enhancing the online experience for the end user.

  Traffic Server offers several key benefits to customers:

  PERFORMANCE. Traffic Server is the first large-scale, high performance network cache specifically designed to improve network efficiency in high-traffic network routes. In an audited benchmark study jointly conducted by Inktomi and Sun Microsystems, Traffic Server configured with 16 nodes, 1/2 terabyte of cache and a 40% cache hit rate achieved 3,488 operations per second. This performance metric implies that Traffic Server can support more than 300 million hits per day, a level of performance that Inktomi believes is capable of addressing the demands of today's most congested Internet traffic routes.

  INTELLIGENCE. Traffic Server enables the intelligent management of data. Traffic Server is designed so that end users determine the composition of the content included within the cache through their information requests. Traffic Server's algorithms are designed to automatically maintain the freshness of this information and to discard information that is no longer needed. This feature enables Traffic Server to manage the time or event-driven spikes of network usage that typify Internet traffic patterns. In addition, through its logging capabilities, Traffic Server tracks cumulative and current information regarding all transactions in the cache, enabling advertising statistics to be accurately reported.

  SCALABILITY. Traffic Server is designed to be highly scalable, enabling very large cache sizes. Larger cache size generally increases the probability of the requested data being present in the cache, thereby reducing the need to traverse the network to retrieve the data from the source computer and enhancing the online experience for the end user. The ability to incrementally expand cache size on a "pay-as-you-go" basis enables Traffic Server customers to respond rapidly to changes in network traffic patterns and increases in the number of users without losing performance or efficiency.

  MANAGEABILITY. Traffic Server is designed to be easily configured and monitored by network administrators. Traffic Server offers a graphical control panel accessible from anywhere on the network through a standard Web browser. Through the "dashboard" control panel, an administrator can configure Traffic Server to pre-load the cache with certain content, avoid caching certain content, and change logging and security features. In addition, an administrator can monitor Traffic Server to determine the status and performance of single or multiple caches spread across a network, and make any adjustments necessary to enhance overall performance.

  ADAPTABILITY. Traffic Server is designed and architected to run on standard off-the-shelf hardware servers that today include those made by Sun Microsystems, Digital Equipment and Silicon Graphics. Each of these server platforms operates with standard, open operating systems. This open platform approach permits Inktomi or third parties to extend or add new Traffic Server functions or services. Examples include manipulating the stored or cached information according to user-specific profiles or supporting new data protocols. In addition, Inktomi has recently partnered with RealNetworks, Inc. to develop software plug-in components that integrate the audio and video streaming capabilities of the upcoming RealNetworks RealSystem G2 into Traffic Server. The solution has been designed to deliver audio and video files to end users at higher speeds and quality while reducing network congestion.

  EASE OF INTEGRATION. Traffic Server has been designed to integrate quickly and easily into existing network infrastructures. It interoperates with standard Internet network equipment, is compatible with standard Web browsers and supports an array of popular Internet protocols, including HTTP, FTP, RTSP, NNTP, ICP and SNMP.

  Traffic Server currently operates on Sun Microsystems SPARC workstations running the Solaris operating system, Digital Equipment Alpha workstations running the Digital Equipment UNIX operating system, and Silicon Graphics workstations running the IRIX operating system. Inktomi is collaborating with Intel to port Traffic Server to operate on Intel-based workstations running Windows NT by mid-1999. Inktomi intends to port Traffic Server to other systems consistent with market demand and partner opportunity. Inktomi licenses Traffic Server based on the number of CPUs running the software. Upgrade subscriptions, support and maintenance services, and the streaming media plug-in are priced separately. Inktomi's future growth substantially depends on the commercial success of Traffic Server, which has only been licensed by a small number of customers. Traffic

Server has been installed in only a few large-scale, commercial deployments, and there can be no assurance that the product will perform desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of target customers. Failure of Traffic Server to achieve market acceptance for these or other reasons could have a material adverse effect on Inktomi's business, financial condition and results of operations.

SEARCH ENGINE

  Inktomi entered the Internet search engine market in May 1996 with the launch of HotBot, a search service powered by Inktomi's search engine and marketed by Wired Digital. HotBot has garnered broad media acclaim, including PCWorld's 1998 World Class Award as "Best Web Search Site" (June 1998) and selection as the best Internet search engine by SmartMoney Magazine (April 1998) and by PC Computing in their "A-List Top Picks" (June 1998). HotBot has also been designated an "Editor's Choice" in the "Search Engine Shootout" sponsored by c/net (January 1998), an "Editor's Choice" by PC Magazine (December 1997) and a "Most Valuable Product" in the search category by PC Computing (November 1997).

  Inktomi's Internet search engine technology enables customers to provide a variety of online search services to end users. Inktomi generally provides information search services based on its Internet search engine to its customers, who in turn incorporate these services into online offerings to end users. Inktomi provides and manages all hardware, software and operational aspects of its search engine and the associated database of Internet content. Inktomi also provides the customer with a programming interface and software tools to enable the customer to custom design its search service user interface. The user interface communicates with the Inktomi search engine via a communication protocol. Separating the user interface enables this portion of the service to reside in a different physical location from the Inktomi search engine and to run on the customer's choice of computing equipment. In addition, the customer can customize the user interface as to look and feel and functionality and can change the user interface at any time without affecting the operation of the Inktomi search engine. This turn-key model allows Inktomi to serve multiple customers while continuing to concentrate on developing its search engine technology.

  Inktomi's search engine application consists of a crawler, an indexer and search engine servers. The crawler and indexer are software programs that collect and organize information, and store that information on the cluster of search engine servers. The search engine servers are a collection of workstations that are linked together as a coupled cluster through the use of Inktomi's software. The search engine servers provide powerful full-text query operations, including full Boolean support, phrase and adjacency searching, date restrictions and the recognition of multimedia files and other embedded objects. Search results are relevance-ranked using state-of-the-art text indexing methods.

  Inktomi's search engine technology offers several key benefits to customers:

  SERVICE FOCUS. By offering turn-key search engine services, Inktomi enables customers to outsource search services rather than develop and manage these services in-house. Inktomi enables its customers to provide powerful search capabilities to end users of their online services without incurring the on-going development, support and maintenance obligations associated therewith. This approach enables Inktomi's customers to concentrate on administering key aspects of their online business, including branding, advertising sales, end-user marketing and publicity, and business development. In addition, the ease of developing and modifying the user interface to the Inktomi search engine allows the customer to remain flexible in the face of changing user requirements.

  SCALABILITY AND SPEED. The growth in the number of users and documents on the Internet places a premium on delivering search services that respond to end-user queries quickly and with results that are compiled from the largest available database. Inktomi's coupled cluster technology enables Inktomi to scale its search engine incrementally as the Internet grows to maintain speed of response and increase the size of the database. Although search query speeds depend upon the complexity of the search, Inktomi has maintained search response times on average of below one second, and has grown its search database to in excess of 110 million documents, which Inktomi believes is one of the largest databases of full text and embedded multimedia documents commercially available.

  HIGH AVAILABILITY AND FRESHNESS. High availability of any online service is critical to the success of the service, and the ability to constantly replace outdated and changed information in an Internet database is important to the popularity of a search service. Inktomi's coupled clustered technology enables Inktomi to provide a highly reliable search service 24 hours a day, seven days a week, with minimal downtime, and its dataflow technology enables its crawling software to collect, sort, classify and index a large number of documents quickly and efficiently. These attributes in turn enable Inktomi's customers to provide highly reliable services and fresh information to their end users.

  TECHNOLOGY AND SERVICE ENHANCEMENTS. Inktomi expends substantial time and resources enhancing its core search engine technology and developing new functionality and service offerings for its customers. In addition to its core search services, Inktomi has developed and offers premium private searches involving the crawling, indexing and hosting of specific sets of content specified by the customer, and advanced searching features allow end users to specify the number and types of responses to a search query and to submit specific documents not currently indexed to the Inktomi database. Inktomi is also in the process of developing automated directory capabilities to its search engine technology which will automatically categorize Internet information based upon a customer specified taxonomy.

  Inktomi generates search service revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue sharing plans, license fees and maintenance fees. Inktomi's search service revenues are primarily based on the volume of end-user queries processed by the Inktomi search engine and the level of advertising revenue generated by customers. Inktomi's contracts do not typically require the customer to direct its end users to Inktomi's search service or to use the search service at all. Accordingly, Inktomi is highly dependent on the willingness of customers to promote and use the search services provided by Inktomi, the ability of customers to attract end users to their online services, the number of end-user search queries processed by the Inktomi search engine, and the ability and willingness of customers to sell advertisements on Internet pages viewed by end users. The volume of search queries processed by the Inktomi has grown significantly, which has placed some strain on operational capability to meet customer requirements. Failure of customers to promote and use Inktomi's services, low volumes of end-user search queries processed by the Inktomi search engine and lower than expected levels of advertising revenues will result in low levels of revenues generated by Inktomi, which could have a material adverse effect on Inktomi's business, financial condition and results of operations.

SHOPPING ENGINE

  The Internet shopping engine is Inktomi's newest application and was initiated with the acquisition of C\\2\\B Technologies in September 1998. Inktomi is developing the shopping engine to provide a comprehensive shopping experience for online consumers, enabling them to quickly and easily locate products of interest, compare features and prices among products, and locate and purchase such products through participating online merchants. Inktomi believes that its scalable software architecture and associated core technologies are well-suited to managing the complex challenges of collecting and organizing vast quantities of electronic product information and presenting this information to millions of online consumers in a comparative manner. Similar to the search engine application, Inktomi will not develop its own branded online shopping site; rather, Inktomi intends to make the shopping engine available to Internet portals and other web site customers who can, in turn, provide online shopping services through their sites to end users. Inktomi intends to provide Internet portals and other web site customers with tools and protocols to enable them to customize the shopping interface presented to their end users and to seamlessly connect with the back-end shopping engine. Inktomi will provide and manage all hardware, software and operational aspects of the shopping engine and will collect and organize the associated database of product libraries, product reviews and purchasing locations.

  Inktomi is still developing the business model for its shopping engine and anticipates that revenues will be generated from revenue sharing arrangements with online merchants, Internet portals and other web site customers using the shopping engine. The success of our shopping engine will depend on our ability to establish strong relationships with customers and online merchants, the dollar volume of online purchases generated by participating merchants, and the level of advertising revenues generated by customers. In addition, Inktomi's shopping engine will need to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information, which is a highly complex task. Developing these capabilities and other required features for the shopping engine will require significant additional expenses and management and development resources. Inktomi cannot be certain that its entry into the online shopping business will be successful.

TECHNOLOGY

  Inktomi's coupled cluster software architecture and dataflow technology have been designed to serve as the foundation for a variety of scalable network applications. Inktomi's coupled cluster software architecture enables multiple workstations to function together as one extremely powerful computer and its dataflow technology enhances the operating efficiency of individual workstations within the cluster. Certain key employees of Inktomi initiated their work on cluster computing at the University of California at Berkeley in 1994 under a grant from the U.S. Department of Defense Advanced Research Projects Agency to develop networks of workstations with the performance capabilities of supercomputers, but at substantially lower cost. Inktomi has licensed aspects of this early work, which Inktomi has significantly modified and enhanced. Inktomi developed its dataflow technology internally.

  Inktomi's coupled cluster software architecture provides the foundation for the scalability, high availability, fault tolerance and high price/performance characteristics of Inktomi's network applications. Inktomi's coupled cluster architecture is based on sophisticated parallel processing techniques that disaggregate tasks and assign them to individual workstations (or nodes) within the cluster. In order to maximize performance, nodes within a cluster are connected to each other through a high-speed local area network. Inktomi has developed complementary proprietary software that enables the cluster to be managed as if it were a single node, ensuring consistent configurations and reducing both administrative costs and the possibility of error. The management software also enables centralized monitoring (via a standard Web browser) of the full cluster through any individual node. In the event of a node failure, that node's responsibilities and IP address are automatically reassigned to other nodes. In addition, nodes may be added or swapped without interrupting the operations of the cluster and any changes are automatically recognized and incorporated by the management software. These two features contribute to enhanced scalability, significantly greater system availability and reduced administrative costs.

  Inktomi's dataflow technology provides a framework for building applications that focus on input/output ("I/O") and data movement. It bypasses the operating system to directly handle management tasks such as CPU scheduling, network I/O and memory allocation. Inktomi has designed its dataflow technology from the ground up to address the unique problems of accessing data over variable-speed Internet connections. This technology is capable of supporting thousands of simultaneous operations per node, thus maintaining high CPU and memory utilization despite hundreds of slow network connections. This capability greatly improves the performance of individual nodes as they are able to process several operations while waiting for responses to earlier commands or queries, thereby substantially eliminating idle time.

  In addition to the coupled cluster architecture and dataflow technology that comprise Inktomi's core technologies, Inktomi has developed technologies in several important related areas, including information retrieval, secure remote cluster management and object databases for network caches. Inktomi intends to continue to develop new technologies, as well as enhance and extend its core technology, in order to bring to market new scalable network applications.

SALES AND MARKETING

  Inktomi's sales strategy is to pursue opportunities with large accounts through its direct sales force, and to penetrate various targeted market segments through multiple indirect distribution channels.

  Inktomi maintains direct sales personnel in California, Colorado, Georgia, Virginia, Illinois, Germany and England. The direct sales force is organized into individual account teams, each consisting of a sales representative and a systems engineer. Inktomi generates leads from contacts made through seminars, conferences, trade shows, customers and an ongoing public relations program. Inktomi qualifies the leads and assigns an account team to major prospective customers. The account team then initiates the sales process, which generally involves multiple presentations to information technology and business professionals within the prospective customer's organization. In addition, sales of the Traffic Server application generally include a pilot implementation, successful completion and testing of which are a pre-requisite to full-scale deployment. Inktomi intends to increase the size of its direct sales force and to establish additional sales offices domestically and internationally. Competition for sales personnel is intense, and there can be no assurance that Inktomi will be able to attract, assimilate or retain additional qualified personnel in the future.

  In order to achieve broad distribution of Inktomi's products and services, Inktomi intends to complement its direct sales force by establishing multiple indirect distribution channels, including OEMs, systems integrators, VARs and joint marketing partners. These channels are intended to increase geographic sales coverage and to address mid-tier Internet service providers and, eventually, large corporate customers. Inktomi is in the early stages of building these channels and currently has entered into written agreements with a limited number of companies. There can be no assurance that Inktomi will be able to enter into agreements or establish relationships with desired distribution partners on a timely basis, or at all, or that such distribution partners will devote adequate resources to selling Inktomi's products.

  Inktomi believes it is important to have a strong international presence and intends to translate and localize its products to address international markets. Inktomi intends to employ a mix of channels similar to its U.S. model through the use of OEMs, system integrators and VARs. The Company has established a subsidiary in England and a sales office in Germany to address the European market and is in the process of establishing subsidiaries in Japan and Korea to support channel partners in the Asia-Pacific region. Inktomi intends to hire additional sales and marketing personnel in these offices and to establish additional offices to support its international operations.

  Inktomi conducts a variety of programs worldwide to stimulate market demand for its products, including public relations activities, advertising, trade shows and collateral development. These programs are focused on Inktomi's target markets and are designed to create awareness and generate sales leads.

  Inktomi believes that strategic relationships will assist Inktomi's products and technology in gaining broad market acceptance as well as enhancing Inktomi's marketing, sales and distribution capabilities. Inktomi has informally collaborated with Sun Microsystems since early 1997 regarding a range of marketing and sales activities relating to Traffic Server. Inktomi has also partnered with Digital Equipment and Silicon Graphics to port Traffic Server to run on their equipment, and informally collaborates with these companies on joint market development activities. Inktomi is currently working with Intel to port Traffic Server to operate on Intel-based workstations running Windows NT, and expects to complete the port by mid-1999. In addition, Inktomi has teamed with RealNetworks to develop the first network cache for streaming audio and video content. Inktomi intends to pursue other strategic relationships.

CUSTOMER SERVICE AND SUPPORT

  Inktomi believes that a high level of customer service and support is critical to the successful marketing and sale of its products. Inktomi is developing a comprehensive service and support organization to manage customer accounts and expects to provide an increasing level of support as its Traffic Server, search engine and online shopping applications are deployed across a range of customers. Inktomi provides support for its products and services primarily from its San Mateo, California location. Inktomi plans to establish additional service and support sites internationally commensurate with customer needs.

  Inktomi provides a base level of technical support to its customers through maintenance and support agreements. The base level of support includes assistance with installation, configuration and initial set-up of the application, run-time support, and software maintenance releases. For an additional fee, a customer may choose to receive software upgrades, training and support during extended hours. Inktomi generally provides its base level of support via e-mail, the Internet, fax and telephone.

  Inktomi also provides a variety of value-added services to its customers. These services include customer network evaluation and implementation guidance, assistance with installation, configuration and initial set-up of the application at the customer's facility, and cluster growth and other scaling recommendations. Inktomi expects to expand the variety of such services as necessary to meet the growing needs of its customers.

  Inktomi believes that the complexity of its products and the large-scale deployments anticipated by customers will require a number of highly trained customer service and support personnel. Inktomi currently has a small customer service and support organization, and only limited experience supporting Traffic Server in a commercial deployment. There can be no assurance that Inktomi will be able to increase the size of its customer service and support organization on a timely basis or at all, or that Inktomi will be able to provide the high level of support required by its customers.

RESEARCH AND DEVELOPMENT

  Inktomi believes that strong product development capabilities are essential to its strategy of enhancing its core technology, developing additional applications incorporating that technology, and maintaining the competitiveness of its product and service offerings. Inktomi has invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves all functional groups and all levels within Inktomi and is designed to provide the framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market successfully. In addition, Inktomi has actively recruited key computer scientists, engineers and software developers with expertise and degrees in the areas of massively parallel computing, coupled cluster computing, and software dataflow operations to work for Inktomi, and has complemented these individuals by hiring senior management with extensive backgrounds in the network infrastructure, enterprise software and Internet industries. Through this mix of personnel, Inktomi strives to create and maintain an environment of rapid innovation and product release.

  Since inception, Inktomi has focused its research and development efforts on developing and enhancing its coupled cluster software architecture and dataflow technology and on applying these technologies to its search engine and network cache products. Inktomi is currently working on completing development on the first version of its shopping engine, porting its Traffic Server application to operate on Intel-based workstations running Windows NT, and adding features and new functionality to its Traffic Server and search engine products. Inktomi's research and development expenses totaled $12.2 million for the year ended September 30, 1998, $5.1 million for the year ended September 30, 1997 and $1.5 million for the period from February 2, 1996 (inception) to September 30, 1996.

COMPETITION

  Inktomi competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. Inktomi faces competition in the overall network infrastructure market as well as in the network cache and Internet search segments of this market. Inktomi has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

  In the market for network cache solutions, Inktomi competes on the basis of performance, scalability, data throughput, ease of integration and manageability. Inktomi competes primarily against several companies including CacheFlow, Inc., Cisco Systems, Inc., Microsoft Corporation, Mirror Image Internet, Inc., Netscape Communications Corp., Network Appliance, Inc., Novell, Inc., and Spyglass, Inc., among others. Inktomi also competes against freeware caching solutions including CERN, Harvest and Squid. Inktomi is aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Traffic Server. Inktomi believes that Traffic Server may face competition from other providers of hardware and software offering competing solutions to network infrastructure problems, including networking hardware and companion software manufacturers such as Ascend Communications, Inc., Bay Networks, Inc., Ciena Corporation and IBM Corporation; hardware manufacturers such as Digital Equipment Corporation, Hewlett-Packard Company, Intel Corporation, Motorola Inc. and Sun Microsystems Inc.; telecommunications providers such as AT&T, Inc., MCI Worldcom Inc., and regional Bell operating companies; cable TV/communications providers such as Continental Cablevision, Inc., TimeWarner, Inc., and regional cable operators; software database companies such as Informix Corporation, Oracle Corporation and Sybase, Inc., and large diversified software and technology companies including Microsoft, Netscape and others. Cisco Systems, Microsoft and Netscape provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which Inktomi competes.

  In the market for providing outsourced search services, Inktomi competes on the basis of performance, scalability, price, relevance of results and user response time. Inktomi competes with a number of companies to provide Internet search services, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. Competitors that offer search services to online service providers include Digital Equipment (Alta Vista), Excite, Inc., Infoseek Corporation, Lycos Corporation and Northern Light, Inc., among others. In addition, large media companies such as The Walt Disney Company and NBC Enterprises have recently made investments in Internet search engine companies, and Inktomi believes that other large media enterprises may enter or expand their presence in the Internet search engine market, either directly or indirectly through collaborations or other strategic alliances.

  The market for the shopping engine application is rapidly evolving and intensely competitive. Inktomi's current and potential competitors include other providers of shopping technologies and services including Jango.com, owned by Excite, Junglee, recently acquired by Amazon.com, Inc., and mySimon.com, Inc.; and various online retailers and aggregators of merchandise including Amazon.com, Inc., Bottom Dollar, owned by WebCentric, Inc., eBay, Inc., InfoSpace.com Inc., and Yahoo! Inc. Inktomi believes the principal factors that will draw end users to an online shopping application include brand availability, selection, personalized services, convenience, price, accessibility, customer services, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Inktomi will have little or no control over many of these factors.

  Inktomi's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than Inktomi. In addition, certain of Inktomi's current and potential competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by Inktomi. Also, certain current and potential competitors have greater name recognition, more extensive customer bases that could be leveraged or access to proprietary content, thereby gaining market share to Inktomi's detriment. Inktomi expects additional competition as other established and emerging companies enter the network infrastructure market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect Inktomi's business, financial condition and results of operations.

PROPRIETARY RIGHTS

  Inktomi's products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end users from a central location. This creates the potential for claims to be made against Inktomi (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of such materials. Such claims have been threatened against Inktomi from time to time, and have been brought and sometimes successfully pressed against online services in the past. It is also possible that if any information provided through the Inktomi search engine or shopping engine, or information that is copied and stored by customers that have deployed Traffic Server, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against Inktomi for losses incurred in reliance on such information. Although Inktomi carries general liability insurance, Inktomi's insurance may not cover potential claims of this type or may not be adequate to indemnify Inktomi for all liability that may be imposed.

  Inktomi's success and ability to compete are substantially dependent upon its internally developed technology. While Inktomi relies on patent, copyright, trade secret and trademark law to protect its technology, Inktomi believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to Inktomi's technology.

  Inktomi generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite Inktomi's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use Inktomi's products or technology. Policing unauthorized use of Inktomi's products is difficult, and there can be no assurance that the steps taken by Inktomi will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect Inktomi's proprietary rights as fully as do the laws of the United States.

  Substantial litigation regarding intellectual property rights exists in the software industry, and Inktomi expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in Inktomi's industry segments grows and the functionality of products in different industry segments overlaps. Lycos recently announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it plans to bring actions against companies that it believes are infringing this patent in the near future. In addition, Inktomi believes that many of its competitors in the network cache business have filed or intend to file patent applications covering aspects of their technology that they may claim Inktomi's technology infringes. There can be no assurance that Lycos or other third parties will not claim infringement by Inktomi with respect to its products and technology thereto. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require Inktomi to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Inktomi, if at all. A successful claim of product infringement against Inktomi and failure or inability of Inktomi to license the infringed or similar technology could have a material adverse effect on Inktomi's business, financial condition and results of operations.

EMPLOYEES

  As of September 30, 1998, Inktomi had 185 full-time employees, 84 of whom were engaged in research and development, 72 in sales and marketing, 10 in customer support, and 19 in finance, administration and operations. Inktomi's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of Inktomi's key employees could have a material adverse effect on Inktomi's business, financial condition and results of operations. Inktomi's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that Inktomi can retain its key personnel in the future. None of Inktomi's employees is represented by a labor union. Inktomi has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.    PROPERTIES

  Inktomi leases approximately 48,000 square feet in a single office building located in San Mateo, California. Approximately 16,400 square feet is leased pursuant to a sublease that expires February 2000. This 16,400 square feet becomes the subject of an extension directly with the master landlord upon expiration of the sublease. This extension expires in October 2002. Approximately 32,300 square feet of this San Mateo space is leased pursuant to a lease that expires in October of 2003. Inktomi has also executed a lease for approximately 177,000 square feet of office space in Foster City, California. This lease expires 11 years after commencement, which is anticipated to be in June 1999. This lease provides Inktomi with an option to expand into a total of approximately 241,000 square feet after five years and provides an option to purchase the site from months 13 through 59. Inktomi also leases space in Epsom, England; Atlanta, Georgia; Denver, Colorado; McLean, Virginia; Tokyo, Japan; and Munich, Germany. The term of any one of these leases is not more than 12 months.

ITEM 3.   LEGAL PROCEEDINGS

  There are no material legal proceedings involving Inktomi pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Inktomi's Common Stock has been quoted on the Nasdaq National Market under the symbol INKT since Inktomi's initial public offering on June 10, 1998. Prior to such time, there was no public market for the Common Stock of Inktomi.

  As of November 30, 1998, there were approximately 811 holders of record of Inktomi's Common Stock. Inktomi has never paid any cash dividends on its capital stock. Inktomi currently intends to retain any future earnings for funding growth and, therefore does not expect to pay any dividends in the foreseeable future. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Common Stock as reported on the Nasdaq National Market.


                                                                                       HIGH          LOW
                                                                                   ------------  -----------
FISCAL YEAR 1998
       Third Quarter (from June 10, 1998)......................................       $45.75        $18.00
       Fourth Quarter..........................................................       $88.75        $39.00

ITEM 6.    SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Inktomi Corporation and the Notes thereto included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                     FEBRUARY 2, 1996
                                                                      (INCEPTION) TO            YEAR ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                       -------------           -------------
                                                                            1996            1997           1998
                                                                       -------------    ------------   ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Network applications..............................................        $     --        $     60       $  7,962
  Search services..................................................              530           5,725         12,464
                                                                        ------------    ------------   ------------
     Total revenues................................................              530           5,785         20,426

Operating expenses:
  Cost of revenues.................................................             239            1,512          4,816
  Sales and marketing..............................................             898            7,835         21,452
  Research and development.........................................           1,483            5,134         12,173
  General and administrative.......................................           1,341            1,485          3,749
  Acquisition-related charges......................................              --               --          1,018
                                                                        ------------    ------------   ------------
     Total operating expenses......................................            3,961          15,966         43,208
                                                                        ------------    ------------   ------------
Operating loss.....................................................           (3,431)        (10,181)       (22,782)
Interest income (expense), net.....................................             (102)           (194)           428
                                                                        ------------    ------------   ------------
Loss before income taxes...........................................           (3,533)        (10,375)       (22,354)
Provision for income taxes.........................................                1               2              1
                                                                        ------------    ------------   ------------
Net loss...........................................................     $     (3,534)   $    (10,377)  $    (22,355)
                                                                        ============    ============   ============
Basic and diluted net loss per share(1)............................                     $      (0.80)  $      (1.15)
                                                                                        ============   ============
Weighted average shares outstanding used in computing per
 share calculation(1)..............................................                           12,977         19,360
                                                                                        ============   ============

                                                                                            September 30,
                                                                                                1998
                                                                                          -----------------
                                                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.......................................        $47,436
Working capital.........................................................................         34,393
Total assets............................................................................         70,641
Debt and capital lease obligations, less current portion................................          8,696
Total stockholders' equity..............................................................         43,270

__________________
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute net loss per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

  Inktomi was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. From February 1996 to May 1996, Inktomi's operations consisted primarily of start-up activities, including research and development of Inktomi's core coupled cluster software architecture and dataflow technology, personnel recruiting and capital raising. In May 1996, Inktomi released the first commercial application based on its core technology, an Internet search engine that enables customers to provide a variety of online search services to end users. In December 1997, Inktomi began licensing Traffic Server, Inktomi's second application, a large-scale network cache designed to address capacity constraints in high-traffic network routes. In September 1998, Inktomi acquired C\\2\\B Technologies, a developer of online shopping technology, to accelerate its entry into the online comparison shopping business. The transaction was accounted for as a pooling of interests. Financial results for all periods have been restated to reflect combined operations.

  Network applications revenues are composed of Traffic Server license, consulting, support and maintenance fees. Traffic Server license fees are generally recognized upon shipment of the software. Consulting, support and maintenance fees are recognized ratably over the service period. Inktomi generates search services revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, license fees and/or maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed. Online shopping has not generated revenues to date.

  Inktomi has a limited operating history. Inktomi incurred a net loss of $3.5 million for the period from inception through September 30, 1996, $10.4 million for the year ended September 30, 1997, and $22.4 million for the year ended September 30, 1998. As of September 30, 1998, Inktomi had an accumulated deficit of $36.3 million. Inktomi has not achieved profitability on a quarterly or annual basis, and Inktomi anticipates that it will incur net losses for at least the next several quarters. Inktomi expects to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability.

  Inktomi has generated a substantial portion of its historical search services revenues and network applications revenues from a limited number of customers. Inktomi expects that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future.

RESULTS OF OPERATIONS

  The following table sets forth the results of operations for Inktomi expressed as a percentage of revenues. Inktomi's historical operating results are not necessarily indicative of the results for any future period.

                                                                                               YEAR ENDED
                                                                                              SEPTEMBER 30,
                                                                                      --------------------------
                                                                                          1997          1998
                                                                                          ----          ----
Revenues:
  Network applications...........................................................            1 %          39 %
  Search services................................................................           99            61
                                                                                          ----          ----

     Total revenues..............................................................          100           100

Operating expenses:
  Cost of revenues...............................................................           26            24
  Sales and marketing............................................................          135           105
  Research and development.......................................................           89            60
  General and administrative.....................................................           26            18
  Acquisition-related charges....................................................           --             5
                                                                                          ----          ----
     Total operating expenses....................................................          276           212
                                                                                          ----          ----
Operating loss...................................................................         (176)         (112)
Interest income (expense), net...................................................           (3)            2
                                                                                          ----          ----
Loss before income taxes.........................................................         (179)         (110)
Provision for income taxes                                                                  --            --
                                                                                          ----          ----
Net loss.........................................................................         (179)%        (110)%
                                                                                          ====          ====

REVENUES

  Total revenues were $20.4 million in the year ended September 30, 1998, an increase of $14.6 million or 253% over the year ended September 30, 1997. Four customers each represented over 10% and, in the aggregate, 77% of total revenues for the year ended September 30, 1998. For the year ended September 30, 1997, two customers accounted for approximately 92% of total revenues.

  Network applications revenues totaled $8.0 million in fiscal 1998. Most of these revenues represented new Traffic Server license sales. There were minimal network applications revenues in fiscal 1997. Search services revenues totaled $12.5 million in fiscal 1998, representing a 118% increase over the prior year. Most of this increase came from the provision of search services to new customers and, to a lesser extent, an increase in revenues from existing customers.

  A significant portion of search revenues are derived from the HotBot search service maintained by Inktomi and marketed by Wired Digital, Inc. A portion of the advertising on the HotBot site is exchanged for advertisements on the Internet sites of other companies. The value of these advertisements is recognized as barter revenue by Inktomi. Barter revenues represented 27% of total revenues in fiscal 1997 and 9% in fiscal 1998. Inktomi anticipates that barter revenue will comprise a decreasing percentage of total revenues in future years.

EXPENSES

COST OF REVENUES

  Cost of revenues consists primarily of expenses related to the operation of Inktomi's search services, which comprise depreciation and network charges. Cost of revenues was $4.8 million for fiscal 1998, an increase of $3.3 million or 219% from fiscal 1997. The increase was due primarily to increased depreciation and network charges resulting from expansions of Inktomi's data center in California during fiscal 1998, and the addition of a new service facility in Virginia in the third quarter of fiscal 1998. Inktomi expects cost of revenues to increase substantially in absolute dollars in the next few quarters as a result of expanded cluster operation costs.

SALES AND MARKETING EXPENSES

  Sales and marketing expenses consist of personnel and related costs for Inktomi's direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses also include marketing costs related to Inktomi's support of the HotBot search site. Sales and marketing expenses were $21.5 million in fiscal 1998, an increase of $13.6 million or 174% from fiscal 1997. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States and abroad, increased HotBot marketing expenses and other customer-related costs, and expenses incurred in connection with attendance at trade shows and additional marketing programs. Inktomi expects that sales and marketing expenses will increase substantially in absolute dollars over the next year as Inktomi hires additional sales and marketing personnel, initiates additional marketing programs to support its Traffic Server product and establishes sales offices in additional domestic and international locations.

RESEARCH AND DEVELOPMENT EXPENSES

  Research and development expenses consist primarily of personnel and related costs for Inktomi's development and technical support efforts. Research and development expenses were $12.2 million in fiscal 1998, an increase of $7.0 million or 137% over fiscal 1997. The increase was primarily due to an increase in the number of research and development personnel to support expansion of Inktomi's search engine and network application businesses, initial online shopping development, and increases in quality assurance, technical support and technical publications personnel. Inktomi believes significant investment in research and development is essential to its future success and expects that research and development expenses will increase in absolute dollars in future periods. Inktomi has not capitalized any software development expenses to date.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $3.7 million in fiscal 1998, an increase of $2.3 million or 152% over fiscal 1997. This increase was due primarily to an increase in the number of general and administrative personnel and increased legal and accounting costs incurred in connection with business activities.

ACQUISITION-RELATED CHARGES

  In the fourth quarter of fiscal 1998, Inktomi incurred expenses of $1.0 million related to its merger with C\\2\\B Technologies. The charge comprised C\\2\\B Technologies' financial advisory fees, facilities consolidation costs, and legal and accounting fees related to the transaction. Of the total charge, $0.7 million of the expenses were paid in fiscal 1998.

INTEREST INCOME AND EXPENSE, NET

  Interest income and expense, net includes income on Inktomi's cash investments net of expenses related to Inktomi's financing obligations. Interest income, net totaled $0.4 million of income in fiscal 1998. This total compares with a net expense of $0.2 million in fiscal 1997. Most of this increase was generated from interest income on proceeds from Inktomi's June 1998 initial public offering and preferred stock issuances, partially offset by increased interest charges on debt and capital lease obligations.

INCOME TAXES

  As of September 30, 1998, Inktomi had $31.5 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Such net operating loss carryforwards expire through 2018.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments totaled $47.4 million at September 30, 1998, up from $7.0 million at September 30, 1997. Most of the increase came from common and preferred stock sales, partially offset by cash used in operations and the purchase of property and equipment.

  Inktomi used $13.7 million in cash for operations in fiscal 1998, an increase of $5.5 million from the $8.2 million used in fiscal 1997. The increase was primarily due to an increase in Inktomi's net loss from $10.4 million in fiscal 1997 to $22.4 million in fiscal 1998, partially offset by increased non-cash charges in fiscal 1998.

  Inktomi has made significant investments in equipment since its inception. This equipment consists largely of computer servers, workstations and networking equipment. Inktomi financed $12.7 million in fiscal 1998 and $6.0 million in fiscal 1997 primarily to further expand its Internet search engine service capacity. In fiscal 1998, Inktomi sold $0.9 million of fixed assets to two leasing companies as part of sale-leaseback transactions.

  Inktomi has used debt and leases to partially finance its operations and capital purchases and plans to continue this practice until it begins generating cash from operations. In fiscal 1998, Inktomi obtained an additional $2.0 million bank loan to partially fund its increased search capacity and added $6.9 million in capitalized leases. At September 30, 1998, Inktomi had $14.6 million in total loans and capitalized lease obligations outstanding. The loans are collateralized by substantially all of Inktomi's assets. Approximately $5.0 million of total debt at September 30, 1998 were bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

  In July 1997, Inktomi and Microsoft entered into a series of agreements whereby Microsoft selected Inktomi's technology as the basis for Internet search services to be provided by Microsoft. Under the agreements, Inktomi is responsible for developing and adding certain features to its core search engine technology and providing search results to Microsoft using the customized search engine technology. In addition, Inktomi is responsible for hosting the search engine software and purchasing and operating the cluster on which the software runs. Among other matters, Microsoft is obligated to loan the price of new workstations and related hardware and software purchased to service Microsoft's capacity needs. At September 30, 1998, loans totaling $2.4 million were outstanding.

  Inktomi raised approximately $54.8 million, net of issuance costs, from equity sales in fiscal 1998. This total included approximately $38.8 million from Inktomi's June 1998 initial public offering, $12.9 million from a February 1998 preferred stock offering and $3.1 million from other stock offerings. Inktomi also received approximately $5.0 million from option and warrant conversions. In fiscal 1997, Inktomi raised $10.2 million from a preferred stock offering.

  Inktomi's capital requirements depend on numerous factors, including market acceptance of Inktomi's products, the resources Inktomi devotes to developing, marketing, selling and supporting its products, the timing and extent of establishing international operations, and other factors. Inktomi expects to devote substantial capital resources to hire and expand its sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although Inktomi believes that its current cash balances will be sufficient to fund its operations for at least the next 12 months, there can be no assurance that Inktomi will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to Inktomi, or at all.

YEAR 2000 COMPLIANCE

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

  Inktomi is currently conducting a review of the current versions of its Traffic Server and Internet search engine software to determine Year 2000 compliance. Inktomi has searched through the software code for each of these applications and believes that it has identified all instances where date specific information is required. Inktomi has further investigated whether these date fields contain two or four digits, and has initiated efforts to upgrade its software when date fields that contain only two digits are discovered. Based on its preliminary review and the results of limited testing, Inktomi believes that its Traffic Server and search engine applications, when configured and used in accordance with its documentation, correctly recognize and function when used with Year 2000 date codes. Inktomi recently acquired its shopping engine application and has not yet reviewed the software for this application for Year 2000 compliance. Inktomi intends to begin its review of the shopping engine application during the first half of fiscal 1999 to develop a preliminary assessment as to Year 2000 compliance. Inktomi further intends to conduct extensive tests on all of its applications during this same time period to identify areas of deficiency and to develop action plans to correct and upgrade its software code.

  Inktomi's software applications run on several hardware platforms and associated operating systems, including those provided by Sun Microsystems, Digital Equipment and Silicon Graphics. In addition, Inktomi's software operates in accordance with several external Internet protocols, such as HTTP and NNTP. Inktomi's software is therefore dependent upon the correct processing of dates by these systems and protocols. Inktomi has reviewed information made publicly available by its hardware platform partners regarding Year 2000 compliance and researched the date handling capabilities of applicable Internet protocols. Based on this research, Inktomi does not believe that the underlying systems and protocols that operate in conjunction with its software applications contain material Year 2000 deficiencies. However, Inktomi has not conducted its own tests to determine to what extent its software running on any of its hardware platforms and in accordance with any of its supported Internet protocols fails to properly recognize Year 2000 dates.

  Inktomi uses multiple software systems for its internal business purposes, including accounting, email, development, human resources, customer service and support, and sales tracking systems. All of these applications have been purchased within the preceding 18 months. Inktomi has made inquiries of vendors of the systems that Inktomi believes are mission critical to its business regarding their Year 2000 readiness. Each of these vendors has indicated to Inktomi that it believes its applications are Year 2000 compliant. However, Inktomi has not received affirmative documentation in this regard from any of these vendors, and Inktomi has not performed any operational tests on its internal systems.

  Inktomi is in the early stages of assessing its Year 2000 readiness. To date, the costs for conducting its assessment have not been material. Despite preliminary investigation and testing by Inktomi and its partners, Inktomi's software applications and the underlying hardware systems and protocols running the software may contain undetected errors or defects associated with Year

2000 date functions. Inktomi's software applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. Inktomi is unable to predict to what extent its business may be affected if its software or the systems that operate in conjunction with its software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of Inktomi's software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to Inktomi's reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect Inktomi's business, financial condition and results of operation.

FACTORS RESULTING OPERATING RESULTS

   This report on Form 10-K contains forward looking statements which involve risks and uncertainties. Inktomi's actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

LIMITED OPERATING HISTORY

  Inktomi was founded in February 1996 and has a limited operating history. An investor in our Common Stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

 .  substantial dependence on products with only limited market acceptance;

 .  need to expand our sales and support organizations;

 .  competition;

 .  need to manage changing operations;

 .  customer concentration;

 .  reliance on strategic relationships; and

 .  dependence upon key personnel.

  We also depend on the growing use of the Internet for commerce and communication and on general economic conditions. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

  We incurred net losses of $3.5 million for the period from inception through September 30, 1996, $10.4 million for the year ended September 30, 1997, and $22.4 million for the year ended September 30, 1998. As of September 30, 1998, we had an accumulated deficit of $36.3 million. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

SUBSTANTIAL DEPENDENCE ON TRAFFIC SERVER; UNCERTAINTY OF MARKET ACCEPTANCE

  Our future growth substantially depends on the commercial success of our Traffic Server network cache product, which we have licensed to only a small number of customers. We are initially targeting telecommunications carriers and Internet service providers for our Traffic Server product. The market for large-scale network caching is in its infancy, and we are not certain that our target customers will widely adopt and deploy caching technology throughout their networks. Even if they do so, they may not choose our Traffic Server network cache product for technical, cost, support or other reasons. Although we have tested our Traffic Server product prior to making it available to customers, we cannot be certain that we have found and fixed all significant performance errors. If our target customers do not widely adopt and purchase our Traffic Server product, our business, financial condition and results of operations will be adversely affected.

LONG SALES CYCLE FOR TRAFFIC SERVER

  To date, our customers have taken a long time to evaluate Traffic Server and many people have been involved in the process. Along with our distribution partners, we spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of Traffic Server. Even after purchase, our customers tend to deploy Traffic Server slowly and deliberately, depending on the skill set of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy Traffic Server. The long sales and implementation cycles for Traffic Server may cause license revenues and operating results to vary significantly from period to period.

NEED TO EXPAND SALES AND SUPPORT ORGANIZATIONS

  We will need to substantially expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require a sophisticated sales effort targeted at several people within our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. We have entered into agreements with only a small number of distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products.

  Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

RISKS ASSOCIATED WITH INTERNET SEARCH ENGINE SERVICE

  Our search services revenues result primarily from the number of end-user searches that are processed by our search engine and the level of advertising revenue generated by our Internet portal and other web site customers. Our agreements with customers do not require them to direct end users to our search services or to use the search service at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end users to their online services, the volume of end-user searches that are processed by our search engine, and the ability and willingness of customers to sell advertisements on the Internet pages viewed by end users.

  Our search contracts require us to meet specific requirements, including the features provided, performance, the size of the Internet database maintained, the frequency of updating the search database and reliability. The volume of search queries processed by our search engine has grown significantly, which has placed some strain on our operational capability to meet customer requirements. If we do not meet these specifications, customers may cancel our service. We provide our search engine services from multiple data centers. Circumstances outside of our control such as fires, earthquakes, power failures, telecommunications failures, sabotage and similar events could occur that may bring down one or more of our data centers. For example, in June 1998, lightning struck the facility housing our data center in Virginia and interrupted service from this center. Service interruptions for any reason would reduce our revenues and could result in contract cancellations.

QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

  Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

 .  demand for our products and services;

 .  the timing of sales of our products and services;

 .  changes in the growth rate of Internet usage;

 .  delays in introducing new products and services;

 .  new product introductions by competitors;

 .  changes in our pricing policies or the pricing policies of our competitors;

 .  the mix of products and services sold;

 .  the mix of sales channels through which our products and services are sold;

 .  the mix of domestic and international sales;

 .  costs related to acquisitions of technology or businesses; and

 . economic conditions generally as well as those specific to the Internet and related industries.

  Quarterly revenues and operating results generated by our search engine business generally depend on per-query fees and shared advertising revenues received from our search engine customers within the quarter. Advertising revenues generated by our customers are pursuant to short-term contracts and are subject to seasonal trends in advertising sales. Revenues from per-query fees depend on the volume of end-user search queries processed by our search engine. Reduced advertising sales, a low level of usage by end users or the cancellation or deferral of any customer contract would reduce our expected revenues, which could adversely affect our quarterly financial performance.

  We expect that a significant portion of our future revenues will come from licenses of Traffic Server. We further expect that such revenues will come from licenses of Traffic Server to a small number of customers. The volume and timing of orders are difficult to predict because the market for Traffic Server is in its infancy and the sales cycle may vary substantially from customer to customer. The cancellation or deferral of even a small number of licenses of Traffic Server would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

  We plan to significantly increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities, establish new search engine data centers, develop new distribution channels, and fund greater levels of research and development. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above or for any other reason could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

  Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Common Stock may fall.

OUR MARKETS ARE HIGHLY COMPETITIVE

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition in the overall network infrastructure market as well as the network cache and Internet search segments of this market. In addition, we have recently entered the online comparison shopping business and expect to face competition in this market as well. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

  In the network cache market, we compete with several companies, including CacheFlow, Inc., Cisco Systems, Inc., Microsoft Corporation, Mirror Image Internet, Inc., Netscape Communications Corp., Network Appliance, Inc., Novell, Inc., and Spyglass, Inc. We also compete against freeware caching solutions including CERN, Harvest and Squid. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Traffic Server. We believe that Traffic Server may face competition from other providers of hardware and software offering competing solutions to network infrastructure problems, including networking hardware and companion software manufacturers such as Ascend Communications, Inc., Bay Networks, Inc., Ciena Corporation and IBM Corporation; hardware manufacturers such as Digital Equipment Corporation, Hewlett-Packard Company, Intel Corporation, Motorola, Inc. and Sun Microsystems, Inc.; telecommunications providers such as AT&T, Inc., MCI Worldcom, Inc., and regional Bell operating companies; cable TV/communications providers such as Continental Cablevision, Inc., TimeWarner, Inc. and regional cable operators; software database companies such as Informix Corporation, Oracle Corporation and Sybase, Inc.; and large diversified software and technology companies including Microsoft, Netscape and others. Cisco Systems, Microsoft and Netscape provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

  We compete with a number of companies to provide Internet search services, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. Competitors that offer search services to online service providers include Digital Equipment (Alta Vista), Excite, Inc., Infoseek Corporation, Lycos Corporation, and Northern Light, Inc., among others. In addition, large media companies such as The Walt Disney Company and NBC Enterprises have recently made investments in Internet search engine companies and we believe that other large media enterprises may enter or expand their presence in the Internet search engine market, either directly or indirectly through collaborations or other strategic alliances.

  The market for our shopping engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of shopping technologies and services including Jango.com, owned by Excite, Junglee, recently acquired by Amazon.com, Inc., and mySimon.com, Inc.; and various online retailers and aggregators of merchandise including Amazon.com, Bottom Dollar, owned by WebCentric, Inc., eBay, Inc., InfoSpace.com, Inc. and Yahoo! Inc. We believe the principal factors that will draw end users to an online shopping application include brand availability, selection, personalized services, convenience, price, accessibility, customer services, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. We will have little or no control over many of these factors.

  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by us. Also, current and potential competitors have greater name recognition, more extensive customer bases that could be leveraged, and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share.

RISKS ASSOCIATED WITH INTERNET SHOPPING ENGINE

  In September 1998, we acquired C\\2\\B Technologies Inc. to accelerate our entry into the online comparison shopping business. Our Internet shopping engine is still under development and is not yet commercially available. Like our Internet search engine, we plan to make our Internet shopping engine available to Internet portals and other web site customers and will not develop our own branded online shopping site. We are developing the shopping engine to enable Internet portals and other web site customers to provide shopping services to their end users. This is our first acquisition and we are in the process of integrating the operations of our two companies, including the approximately 30 former employees of C\\2\\B Technologies.

  We are still developing the business model for our shopping engine and anticipate that revenues will be generated from revenue sharing arrangements with online merchants, and Internet portals and other web site customers using the shopping engine. The success of our shopping engine will depend on our ability to establish strong relationships with customers and online merchants, the dollar volume of online purchases generated by participating merchants, and the level of advertising revenues generated by customers. In addition, the shopping engine will need to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information, which is a highly complex task. Developing these capabilities and other required features for the shopping engine will require significant additional expenses and management and development resources. We cannot be certain that our entry into the online shopping business will be successful.

NEED TO MANAGE CHANGING OPERATIONS

  Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. At September 30, 1997, we had a total of 67 employees and at September 30, 1998 we had a total of 185 employees. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties.

  In October 1998, we entered into an 11-year lease for 177,000 square feet of new office space in Foster City, California. We anticipate that the lease will commence in June 1999. The lease is for substantially more space than we will need for the next several years. The commercial real estate market in San Mateo County, California is volatile and unpredictable in terms of rental fees, occupancy rates and preferred locations. If we fail to sublease a significant portion or all of our existing space or a substantial portion of our new space, we will incur substantial additional operating expense during the lease term.

DEPENDENCE UPON KEY PERSONNEL

  We intend to hire a significant number of additional sales, support, marketing, and research and development personnel in calendar 1999 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel, and especially our founders. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees.

CUSTOMER CONCENTRATION

  We have generated a substantial portion of our historical search services revenues and network applications revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer, or in the case of our search engine business, if there is a decline in usage of any customer's search service, our revenues would be adversely affected. In addition, we cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

RISKS OF INFRINGEMENT AND PROPRIETARY RIGHTS

  Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end users from a central location. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims have been threatened against us from time to time, and have been brought, and sometimes successfully pressed, against online service providers in the past. It is also possible that if any information provided through our search engine or shopping engine, or information that is copied and stored by customers that have deployed Traffic Server, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

  Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

  Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Lycos recently announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it may bring actions against companies that it believes are infringing this patent in the future. We also believe that many of our competitors in the network cache business have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. We cannot be certain that Lycos or other third parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

DEPENDENCE ON STRATEGIC RELATIONSHIPS

  We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, and enhance our sales, marketing and distribution capabilities. If we are unable to develop key relationships or maintain and enhance existing relationships, we may have difficulty selling our products and services.

  In July 1997, we entered into a series of agreements with Microsoft whereby Microsoft selected our technology as the basis for the Internet search services to be provided by Microsoft. Federal and state regulatory authorities have recently initiated broad antitrust actions against Microsoft. We cannot predict to what extent these antitrust actions may affect our relationship with Microsoft, although these actions may narrow the scope of Internet sites and applications where Microsoft may incorporate our Internet search engine services.

  We have from time to time licensed minor components from others such as reporting functions and security features and incorporated them into our products. If these licensed components are not maintained, it could impair the functionality of our products and require us to obtain alternative products from other sources or to develop this software internally, either of which could involve costs and delays as well as diversion of engineering resources.

RAPID TECHNOLOGICAL CHANGE

  The network infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

  We market and sell our products in the United States and internationally. We have established a subsidiary located in England to market and sell our products in Europe. We have offices in Germany and Japan to market and sell our products in those countries and surrounding regions. We plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

 .  the impact of recessions in economies outside the United States;

 . greater difficulty in accounts receivable collection and longer collection periods;

 .  unexpected changes in regulatory requirements;

 .  difficulties and costs of staffing and managing foreign operations;

 .  reduced protection for intellectual property rights in some countries;

 .  potentially adverse tax consequences; and

 .  political and economic instability.

  Our international revenues are generally denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect revenues from international sales.

YEAR 2000 RISKS

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

  We are in the early stages of assessing our Year 2000 readiness. We have only conducted a preliminary investigation and performed limited testing to determine whether our Traffic Server and search engine software are Year 2000 compliant. We have not performed any evaluation regarding our shopping engine application. Our software products operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. Despite preliminary investigation and testing by us and our partners, our software products and the underlying systems and protocols running our products may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

  We intend to make investments in complementary companies, products or technologies. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to Inktomi or our existing stockholders.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

  Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

POTENTIAL VOLATILITY OF STOCK PRICE

  The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our Common Stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and executive officers of Inktomi is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Nominees" and "Management--Executive Officers" contained in Inktomi's definitive Proxy Statement with respect to Inktomi's 1999 Annual Meeting of Stockholders to be held with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the, Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with Section 16(a) of the Exchange Act" contained in Inktomi's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the executive compensation is incorporated by reference to the sections entitled "Proposal No.1: Election of Directors-- Director Compensation," "Management--Summary Compensation Table," "Management-- Option Grants in Last Fiscal Year," "Management--Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Management--Employment Agreement" contained in Inktomi's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management" contained in Inktomi's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships is incorporated by reference to the section entitled "Certain Transactions" contained in Inktomi's Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Consolidated Financial Statements of Inktomi Corporation and the Report of Independent Public Accountants, as listed under (a) (1) below, are filed as a part of this report:

     (1)    FINANCIAL STATEMENTS:
                                                                          Page
                                                                          ----

            Report of Independent Accountants                              F-1

            Consolidated Balance Sheets at September 30, 1998              F-2
            and 1997

            Consolidated Statements of Operations - Fiscal Years           F-3
            Ended September 30, 1998, 1997, and 1996

            Consolidated Statements of Stockholders'                       F-4
            Equity - Fiscal Years ended September 30, 1998, 1997, and 1996

            Consolidated Statements of Cash Flows -                        F-5
            Fiscal Years ended September 30, 1998, 1997, and 1996

            Notes to Consolidated Financial Statements                     F-6

     (2)    FINANCIAL STATEMENT SCHEDULES:

            All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3)    EXHIBITS:

 EXHIBIT
 NUMBER
 ------

  2.1** Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C\\2\\B Technologies Inc.
  3.2***   Amended and Restated Certificate of Incorporation of Inktomi.
  3.4***   Bylaws of Inktomi.
  4.1***   Specimen Common Stock Certificate.
 10.1*** Form of Indemnification Agreement between Inktomi and each of its directors and officers.
 10.2***   1998 Stock Plan and form of agreement thereunder.

 10.3***   1998 Employee Stock Purchase Plan and form of agreements thereunder.
 10.4***   1996 Equity Incentive Plan and form of agreement thereunder.
 10.5*** Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its securityholders named therein.
 10.6*** Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
 10.7* Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
 10.8*** Sublease Agreement dated November 27, 1996 between Inktomi and Macromedia, Inc.
 10.9*** Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
 10.10*** Underlease Agreement (undated) between Inktomi Limited and Technomic Research Associates Limited.
 10.11+*** Information Services Agreement dated as of April 1, 1998 between
           Inktomi and Wired Digital, Inc.
 10.12+*** Information Services Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
 10.13+*** Software Development Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
 10.14+*** Software Hosting Agreement dated as of July 27, 1997 between Inktomi and Microsoft Corporation.
 10.15+*** Loan Agreement dated as of July 27, 1997 between Inktomi and
           Microsoft Corporation.
 10.16*** Security Agreement dated as of July 27, 1997 between Inktomi and Microsoft Corporation.
 10.17+*** Escrow Agreement dated as of July 29, 1997 among Inktomi, Data Base,
           Inc., and Microsoft Corporation.
 10.18**** Lease dated May 14, 1998 between Inktomi and B.F. Saul Real Estate
           Investment Trust.
 10.19* First Amendment dated July 13, 1998 to Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
 10.20* Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
 10.21* C\\2\\B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
 10.22** Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C\\2\\B Technologies Inc. (included in Exhibit 2.1)
 21.1*     Subsidiaries of Inktomi.
 23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 24.1      Power of Attorney (see page 27).
 27.1      Financial Data Schedules.

_______________

* Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
** Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended.
*** Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
**** Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on August 13, 1998.
   + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

(b)  REPORTS ON FORM 8-K

        Inktomi filed a Current Report on Form 8-K dated September 25, 1998 to report under Item 2 thereof the acquisition of C\\2\\B Technologies, Inc. Financial Statements were not required to be filed as part of the report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 1998.


                             INKTOMI CORPORATION


                                          \s\ DAVID C. PETERSHMIDT
                                          --------------------------------------
                                          David C. Petershmidt
                                          President and Chief Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David C. Peterschmidt and Jerry M. Kennelly, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in fact, or his substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dated indicated.

SIGNATURE                                                            TITLE                                  DATE

\s\  DAVID PETERSCHMIDT                             President, Chief Executive Officer and            December 17, 1998
-------------------------------------------         Director (Principal Executive Officer)
David Peterschmidt

\S\  JERRY M. KENNELLY                              Vice President of Finance,                        December 17, 1998
-------------------------------------------         Chief Financial Officer and Secretary,
Jerry M. Kennelly                                   (Principal Financial and Accounting Officer)

\s\  DR. ERIC A. BREWER                             Director                                          December 17, 1998
-------------------------------------------
Dr. Eric A. Brewer

\s\  FREDRIC W. HARMAN                              Director                                          December 17, 1998
-------------------------------------------
Fredric W. Harman

\s\  JOHN A. PORTER                                 Director                                          December 17, 1998
-------------------------------------------
John A. Porter

\s\  ALAN F. SHUGART                                Director                                          December 17, 1998
-------------------------------------------
Alan F. Shugart

REPORT OF INDEPENDENT ACCOUNTANTS

October 16, 1998

To the Board of Directors and Stockholders of Inktomi Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Inktomi Corporation and its subsidiaries at September 30, 1997 and 1998, and the results of their operations and their cash flows for the period from February 2, 1996 (date of inception) to September 30, 1996, and the years ended September 30, 1997 and 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

                              INKTOMI CORPORATION

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                         SEPTEMBER 30,
                                                                                    ----------------------
                                                                                       1997        1998
                                                                                       ----        ----

ASSETS
Current assets
 Cash and cash equivalents.....................................................   $ 7,043.9   $28,944.1
 Short-term investments........................................................          --    18,491.6
                                                                                  ---------   ---------
  Total cash and cash equivalents and short-term investments...................     7,043.9    47,435.7
 Accounts receivable, net of allowances of $80.5 and $631.7, respectively......       829.4     5,080.6
 Prepaid expenses..............................................................       142.3       500.5
 Other current assets..........................................................        29.1        50.9
                                                                                  ---------   ---------
  Total current assets.........................................................     8,044.7    53,067.7
Property and equipment, net....................................................     6,912.7    17,361.6
Other assets...................................................................       199.4       211.5
                                                                                  ---------   ---------
  Total assets.................................................................   $15,156.8   $70,640.8
                                                                                  =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of notes payable..............................................   $ 2,489.6   $ 3,819.6
 Current portion of capital lease obligations..................................          --     2,054.3
 Accounts payable..............................................................     1,028.5     4,884.4
 Accrued liabilities...........................................................     1,147.5     6,601.0
 Deferred revenue..............................................................       714.9     1,315.4
                                                                                  ---------   ---------
  Total current liabilities....................................................     5,380.5    18,674.7
 Notes payable.................................................................     5,029.4     4,050.1
 Capital lease obligations, less current portion...............................          --     4,646.2
                                                                                  ---------   ---------
  Total liabilities............................................................    10,409.9    27,371.0
Commitments (Note 4 and 14)
Stockholders' equity
 Convertible preferred stock, $0.001 par value; Authorized: 17,080,000 at
  September 30, 1997 and 10,000,000 at September 30, 1998; Issued and
  outstanding: 14,938,121 at September 30, 1997 and none at
  September 30, 1998...........................................................        14.9          --
 Common stock, $0.001 par value; Authorized: 50,000,000 at September 30, 1997 and 100,000,000 at September 30, 1998; Outstanding: 5,961,845 at
  September 30, 1997 and 23,388,372 at September 30, 1998......................         6.0        23.4
 Additional paid-in capital....................................................    17,728.2    82,385.2
 Deferred compensation and other...............................................       909.5    (2,871.7)
 Accumulated deficit...........................................................   (13,911.7)  (36,267.1)
                                                                                  ---------   ---------
  Total stockholders' equity...................................................     4,746.9    43,269.8
                                                                                  ---------   ---------
  Total liabilities and stockholders' equity...................................   $15,156.8   $70,640.8
                                                                                  =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                              INKTOMI CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                     FOR THE PERIOD FROM     FOR THE YEAR ENDED
                                                                  FEBRUARY 2, 1996 (DATE OF     SEPTEMBER 30,
                                                                     INCEPTION) THROUGH         ------------
                                                                      SEPTEMBER 30,1996      1997           1998
                                                                       -------------      ------------   ------------


CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Network applications...........................................          $      --      $     60.0     $  7,962.3
  Search services................................................              530.1         5,725.1       12,463.6
                                                                        ------------    ------------   ------------
     Total revenues..............................................              530.1         5,785.1       20,425.9

Operating expenses:
  Cost of revenues...............................................             238.8          1,511.9        4,816.0
  Sales and marketing............................................             898.2          7,835.2       21,451.6
  Research and development.......................................           1,482.4          5,133.9       12,172.9
  General and administrative.....................................           1,341.2          1,485.5        3,749.5
  Acquisition-related charges....................................                --               --        1,017.8
                                                                        ------------    ------------   ------------
     Total operating expenses....................................            3,960.6        15,966.5       43,207.8
                                                                        ------------    ------------   ------------
Operating loss...................................................           (3,430.5)      (10,181.4)     (22,781.9)
Interest income (expense), net...................................             (103.1)         (194.3)         427.3
                                                                        ------------    ------------   ------------
Loss before income taxes.........................................           (3,533.6)      (10,375.7)     (22,354.6)
Provision for income taxes.......................................                0.8             1.6            0.8
                                                                        ------------    ------------   ------------
Net loss.........................................................         $ (3,534.4)     $(10,377.3)    $(22,355.4)
                                                                        ============    ============   ============
Basic and diluted net loss per share(1)..........................         $    (1.88)     $    (0.80)    $    (1.15)
Weighted average shares outstanding used in computing per
 share calculation(1)............................................              1,884          12,977         19,360
                                                                        ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                              INKTOMI CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 2, 1996 (DATE OF INCEPTION)
         THROUGH SEPTEMBER 30, 1996, THE YEAR ENDED SEPTEMBER 30, 1997,
                     AND THE YEAR ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)


                                            CONVERTIBLE
                                          PREFERRED STOCK      COMMON STOCK     ADDITIONAL     DEFERRED
                                        ------------------  ------------------    PAID-IN    COMPENSATION  ACCUMULATED
                                         SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      AND OTHER     DEFICIT       TOTAL
                                        --------  --------  --------  --------  -----------  ------------  -----------  -----------
Transfer of technology...............         --  $     --        --  $     --  $        -- $    (3,132.8) $        --  $  (3,132.8)
Issuance of Common Stock.............                          2,187       2.1         42.9                                    45.0
Issuance of Preferred Stock..........     10,072      10.1                          4,011.5                                 4,021.6
Issuance of Common Stock warrants....                                                               910.0                     910.0
Exercise of Common Stock warrants....                            280       0.3        350.3        (319.0)                     31.6
Net loss.............................                                                                         (3,534.4)    (3,534.4)
                                        --------  --------  --------  --------  -----------  ------------  -----------  -----------
Balance, September 30, 1996..........     10,072      10.1     2,467       2.4      4,404.7      (2,541.8)    (3,534.4)    (1,659.0)
Exercise of Common Stock options.....                          1,957       2.0        775.1                                   777.1
Issuance of Preferred Stock, net
 of issuance costs of $109...........      4,786       4.7                          9,671.9                                 9,676.6
Issuance of Preferred Stock
 upon conversion of note payable.....         80       0.1                            199.9                                   200.0
Forgiveness of note payable
 related to transfer of technology...                                                             3,132.8                   3,132.8
Issuance of Preferred Stock
 warrants............................                                                               490.2                     490.2
Stock options granted to
 consultants.........................                                                                93.2                      93.2
Exercise of Common Stock options
 in exchange for note receivable.....                            260       0.3        213.4        (213.7)                       --
Unearned compensation in connection
with issuance of stock options.......                                                 102.7        (102.7)                       --
Issuance of Common Stock.............                          1,278       1.3      2,360.5                                 2,361.8
Issuance of warrant to lender........                                                                51.5                      51.5
Net loss.............................                                                                        (10,377.3)   (10,377.3)

                                        --------  --------  --------  --------  -----------  ------------  -----------  -----------
Balance, September 30, 1997..........     14,938      14.9     5,962       6.0     17,728.2         909.5    (13,911.7)     4,746.9
Issuance of Preferred Stock, net
 of issuance costs of $1,128.........      3,298       3.3                         12,883.8                                12,887.1
Exercise of Common Stock options.....                            523       0.6        561.7                                   562.3
Exercise of Common Stock warrants....                            708       0.7      1,774.6      (1,448.3)                    327.0
Exercise of Preferred Stock
 warrants............................      1,225       1.3                          4,070.9                                 4,072.2
Conversion of Preferred Stock to
 Common Stock........................    (19,461)    (19.5)   13,038      13.0          6.5                                      --
Unearned compensation in connection
 with issuance of stock options
 net of amortization of $316.........                                               2,394.8      (2,078.8)                    316.0
Issuance of Common Stock, net of
 issuance costs of $727..............                          2,900       2.9     41,953.7                                41,956.6
Issuance of Common Stock warrants....                                                               425.0                     425.0
Exercise of Common Stock option in
 exchange for note receivable........                            200       0.2        665.8        (666.0)                       --
Issuance of Common Stock for prepaid
 advertising.........................                             40        --        284.8                                   284.8
Common Stock options granted to
 consultants..........................                                                               35.8                      35.8
Common Stock options granted and
 immediately exercised by
 consultants..........................                            17        --         60.4                                    60.4
Foreign currency translation..........                                                              (48.9)                    (48.9)

Net loss..............................                                                                       (22,355.4)   (22,355.4)
                                        --------  --------  --------  --------  -----------  ------------  -----------  -----------
Balance, September 30, 1998...........        --  $     --    23,388  $   23.4  $  82,385.2  $   (2,871.7) $ (36,267.1) $  43,269.8
                                        ========  ========  ========  ========  ===========  ============  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INKTOMI CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                     FOR THE PERIOD FROM     FOR THE YEAR ENDED
                                                                  FEBRUARY 2, 1996 (DATE OF     SEPTEMBER 30,
                                                                     INCEPTION) THROUGH         ------------
                                                                     SEPTEMBER 30, 1996       1997           1998
                                                                       -------------      ------------   ------------
Cash flows from operating activities:
 Net loss....................................................          $    (3,534.4)     $  (10,377.3)  $  (22,355.4)
Adjustments to reconcile net loss to net cash used in
  operating activities
  Depreciation and amortization..............................                  336.1           1,393.4        3,739.3
  Provision for doubtful accounts............................                   50.0              30.5          551.2
  Non-cash expenses..........................................                  390.0             144.7          521.2
  Unearned compensation......................................                     --                --          316.0
  Changes in operating assets and liabilities
   Accounts receivable.......................................                 (177.8)           (732.1)      (4,802.4)
   Prepaid expenses and other assets.........................                  (86.4)           (284.4)        (107.3)
   Accounts payable..........................................                  388.7             226.5        2,383.4
   Deferred revenue..........................................                     --             714.8          600.5
   Accrued liabilities and other.............................                  458.2             689.1        5,501.5
                                                                       -------------      ------------   ------------
    Net cash used in operating activities....................               (2,175.6)         (8,194.8)     (13,652.0)

Cash flows from investing activities:
 Purchases of short-term investments.........................                     --                --      (31,283.2)
 Proceeds from maturities of short-term investments..........                     --                --       12,791.6
 Purchase of property and equipment..........................               (2,226.8)         (6,001.9)      (6,703.9)
 Proceeds from sale of equipment.............................                     --                --          927.6
                                                                       -------------      ------------   ------------
    Net cash used in investing activities....................               (2,226.8)         (6,001.9)     (24,267.9)

Cash flows from financing activities:
 Proceeds from notes payable.................................                  500.0           9,786.4        2,646.9
 Repayments on notes payable.................................                 (300.0)         (2,267.4)      (2,296.1)
 Payments on obligations under capital leases................                     --                --         (335.9)
 Proceeds from issuance of Preferred Stock, net..............                3,631.6          10,166.7       12,887.1
 Proceeds from exercise of stock options and warrants........                   31.5             777.0        4,961.5
 Proceeds from issuance of Common Stock......................                   45.1           2,361.8       41,956.6
 Proceeds from issuance of warrants..........................                  910.0               0.3             --
                                                                       -------------      ------------   ------------
    Net cash provided by financing activities................                4,818.2          20,824.8       59,820.1
                                                                       -------------      ------------   ------------
Increase in cash and cash equivalents........................                  415.8           6,628.1       21,900.2
Cash and cash equivalents at beginning of period.............                     --             415.8        7,043.9
                                                                       -------------      ------------   ------------
Cash and cash equivalents at end of period...................          $       415.8      $    7,043.9   $   28,944.1
                                                                       =============      ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Technology acquired for notes payable........................          $     3,132.8      $         --   $         --
                                                                       =============      ============   ============
Accounts payable related to purchase of property
 and equipment...............................................          $          --      $      413.4   $    1,472.5
                                                                       =============      ============   ============
Foregiveness of note payable related to technology
 acquired....................................................          $          --      $    3,132.8   $         --
                                                                       =============      ============   ============
Preferred Stock issued as compensation for services
 received....................................................          $         390      $         --   $         --
                                                                       =============      ============   ============
Exercise of Common Stock options in exchange for
 note receivable.............................................          $          --      $       93.2   $      666.0
                                                                       =============      ============   ============
Stock options issued as compensation for services rendered...          $          --      $       93.2   $       35.8
                                                                       =============      ============   ============
Conversion of note payable into Preferred Stock..............          $          --      $      200.0   $         --
                                                                       =============      ============   ============
Assets acquired under capital lease..........................          $          --      $         --   $    6,939.4
                                                                       =============      ============   ============
Common Stock issued in exchange for prepaid advertising......          $          --      $         --   $      284.8
                                                                       =============      ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                              INKTOMI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SIGNIFICANT ACCOUNTING POLICIES:

 ORGANIZATION:

  Inktomi was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. From February 1996 to May 1996, Inktomi's operations consisted primarily of start-up activities, including research and development of Inktomi's core coupled cluster software architecture and dataflow technology, personnel recruiting and capital raising. In May 1996, Inktomi released the first commercial application based on its core technology, a search engine that enables customers to provide a variety of Internet search services to end users. In December 1997, Inktomi began licensing Traffic Server, Inktomi's second application, a large-scale network cache designed to address capacity constraints in high-traffic network routes. In September 1998, Inktomi initiated its third application through its acquisition of C\\2\\B Technologies Inc. ("C\\2\\B"), a developer of online shopping technology. The Company issued 1,891,314 shares of its Common Stock in exchange for all of the outstanding shares of C\\2\\B. C\\2\\B recognized no revenues since inception, raised $5.9 million through various stock issuances, and recorded losses of $1.7 million and $5.0 million for the years ended September 30, 1997 and 1998 respectively. The transaction was accounted for as a pooling of interests. Financial results for all periods have been restated to reflect combined operations.

 REVERSE STOCK SPLIT:

  In May 1998, the Board of Directors and stockholders approved a 2:3 reverse stock split of the Company's Common Stock. All share and per share information in the accompanying consolidated financial statements and notes thereto have been restated for the stock split.

 USE OF ESTIMATES:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Inktomi Limited, a United Kingdom subsidiary formed in October 1997, and C\\2\\B Technologies Inc., incorporated in June 1996. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

 CASH AND CASH EQUIVALENTS:

  Cash and cash equivalents are stated at cost, which approximates fair value. The Company includes in cash equivalents all highly liquid investments which mature within three months of their purchase date. Cash equivalents consist primarily of commercial paper, other debt instruments and money market funds.

 SHORT-TERM INVESTMENTS:

  Short-term investments are comprised primarily of debt securities and are classified as available-for-sale investments. Due to the short-term nature of such investments, carrying value approximates fair value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method. All investments have maturity dates from three to nine months.

                              INKTOMI CORPORATION

 PROPERTY AND EQUIPMENT:

  Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three years. Any gains or losses on the disposal of property and equipment are recorded in the year of disposition.

 SOFTWARE DEVELOPMENT COSTS:

  Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility which, for the Company, is upon completion of a working model. To date, all such amounts have been insignificant, and accordingly, the Company has charged all software development costs and research and development costs to expenses.

 INCOME TAXES:

  Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

 IMPAIRMENT OF LONG-LIVED ASSETS:

  The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date. The Company will assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

 REVENUE RECOGNITION:

  Inktomi generates search services revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, license fees and/or maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed. A significant portion of the Company's search advertising revenues are from a search service that is maintained by the Company and marketed by Wired Digital, Inc. ("Wired"). Revenues from this agreement are recorded in full and amounts allocable to the partner for marketing costs are included in sales and marketing expenses.

  A portion of the advertising on the Wired search site is exchanged for advertisements on the web sites of other companies. These revenues and marketing expenses are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Wired site, and expense from barter transactions is recognized when advertisements are delivered on the other companies' web sites. Barter revenues and expenses were approximately $133,000, $1,580,000 and $1,810,000 for the period from February 2, 1996 (date of inception) through September 30, 1996 and for the years ended September 30, 1997 and 1998, respectively.

                              INKTOMI CORPORATION

  Network applications revenues represent primarily license, maintenance, upgrade and distribution fees for the Company's Traffic Server product. License and distribution fees are typically recognized when the software is delivered and all significant obligations have been met. Maintenance and upgrade revenues are recognized pro-rata over the life of support and upgrade agreements.

 COMPUTATION OF HISTORICAL NET LOSS PER SHARE:

  Basic and diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprising the incremental common shares issuable upon the exercise of stock options and warrants have not been included as such shares are anti-dilutive.

 BUSINESS RISK AND CONCENTRATION OF CREDIT RISK:

  The Company operates in the Internet industry, which is new, rapidly evolving and intensely competitive.

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments (including money market accounts). The Company places its temporary cash investments with two major financial institutions and such deposits exceed federally insured limits.

  The Company performs ongoing credit evaluations, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. For the period from February 2, 1996 (date of inception) through September 30, 1996, one customer accounted for 90% of total revenue. For the year ended September 30, 1997, three customers accounted for approximately 79%, 6% and 13%, respectively, of all revenue generated by the Company, and 62%, 37% and 0% of accounts receivable at September 30, 1997, respectively. For the year ended September 30, 1998, four customers represented 35%, 16%, 14% and 12%, respectively, of all revenue generated by the Company, and 10%, 0%, 22% and 8% of accounts receivable at September 30, 1998, respectively.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The difference between net loss, as reported, and comprehensive income relates solely to the change in the cumulative translation adjustment for the respective periods which were not material to these financial statements.

  During 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, effective for the year ended September 30, 1999. The Company is currently determining the disclosures that may be required under this pronouncement.

(2) PROPERTY AND EQUIPMENT:

  Property and equipment consists of (in thousands):

                                                                                          SEPTEMBER 30,
                                                                                          -------------
                                                                                       1997           1998
                                                                                   ------------   ------------
Property and equipment, net
     Computer equipment..................................................          $    8,047.1   $   21,216.8
     Furniture and fixtures..............................................                 448.9        1,243.8
     Leasehold improvements..............................................                  65.8          289.4
                                                                                   ------------   ------------
                                                                                        8,561.8       22,750.0
     Less: accumulated depreciation and amortization.....................               1,649.1        5,388.4
                                                                                   ------------   ------------
                                                                                   $    6,912.7   $   17,361.6
                                                                                   ============   ============

                              INKTOMI CORPORATION

  In May 1997, the Company recognized a loss for the abandonment of leasehold improvements with a cost of $80,457 and accumulated amortization of $34,542 due to a corporate relocation. Assets acquired under capitalized lease obligations are included in computer equipment and furniture and fixtures and totaled $0 and $6,939,400 (including equipment previously purchased), with related amortization of $0 and $335,900 as of September 30, 1997 and 1998, respectively.

(3) INCOME TAXES:

  The principal items accounting for the difference between the income tax benefits computed using the United States statutory rate and the provision for income taxes is as follows (in thousands):

                                                                              Year Ended September 30,
                                                                     -----------------------------------------
                                                                         1996           1997          1998
                                                                     -------------  ------------  ------------
   Federal tax benefit at statutory rate.......................      $    (1,201.4) $   (2,944.6) $   (7,600.6)
   State taxes, net of federal tax effect......................             (214.8)       (526.7)     (1,299.6)
   Research and experimentation credits........................              (56.7)        (75.4)       (468.6)
   Unutilized net operating losses.............................            1,473.7       3,548.3       9,369.6
                                                                     -------------  ------------  ------------
                                                                     $         0.8  $        1.6  $        0.8
                                                                     =============  ============  ============
  Net deferred tax assets comprise (in thousands):
                                                                                         September 30,
                                                                                  --------------------------
                                                                                      1997          1998
                                                                                  ------------  ------------
  Net operating loss carryforwards--federal and state....................         $    4,005.7  $   12,576.0
  Research and experimentation credit carryforwards......................                132.2       1,087.3
  Other liabilities and reserves.........................................                 83.5         634.0
  Property and equipment.................................................               (210.0)       (662.5)
  Acquired technology....................................................                593.2         173.3
  Deferred revenue.......................................................                356.6         523.8
  Valuation allowance....................................................             (4,961.2)    (14,331.9)
                                                                                  ------------  ------------
        Net deferred tax asset...........................................         $         --  $         --
                                                                                  ============  ============

  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

  At September 30, 1998, the Company had the following carryforwards available to reduce future taxable income and income taxes (in thousands):

                                                                                               1998
                                                                                   ---------------------------
                                                                                      FEDERAL        STATE
                                                                                   -------------  ------------
   Net operating loss carryforwards............................................     $     31,524  $     31,869
   Research and experimentation credit carryforwards...........................              718           370

  The federal and state net operating loss carryforwards expire through 2018 and 2003, respectively, and the research and experimentation credits expire through 2003.

  For federal and state tax purposes, the Company's net operating loss and research and experimentation credit carryforwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur, as defined by federal and state tax laws.

                              INKTOMI CORPORATION

(4) NOTES PAYABLE AND LINE OF CREDIT (IN THOUSANDS):

                                                                                        September 30,
                                                                                 ----------------------------
                                                                                     1997           1998
                                                                                 ------------   -------------
   Bank line (1)..............................................................   $         --   $          --
   Bank equipment notes (2)...................................................        1,750.0         3,388.9
   Bank term note (3).........................................................        1,833.3         1,166.7
   Other bank note (4)........................................................             --           490.0
   Notes payable (5)..........................................................        3,396.4         2,444.1
   Other notes payable (6)....................................................          539.3           380.0
                                                                                 ------------   -------------
                                                                                      7,519.0         7,869.7
   Less current portion.......................................................       (2,489.6)       (3,819.6)
                                                                                 ------------   -------------
                                                                                 $    5,029.4   $     4,050.1
                                                                                 ============   =============

------------
(1) The Company has a $2,500,000 revolving line of credit collateralized by substantially all assets. Amounts borrowed under the line require monthly payments at prime (8.5% at September 30, 1998) and any unpaid principal and interest will be due on May 1, 1999. The Company also has $5,000,000 of additional unused availability under an equipment loan facility with the same bank. Borrowings under the facility are repayable in 36 equal monthly installments plus interest at 0.25% over prime (8.75% at September 30, 1998). At September 30, 1998 the Company had no borrowings outstanding. The master bank credit agreement requires the Company to comply with certain financial covenants related to working capital, tangible net worth, debt service coverage and liquidity coverage. Pursuant to the agreement, the Company may not distribute cash dividends. As of September 30, 1998, the Company was in compliance with the covenants.
(2) The bank equipment notes include two loans. The first loan for $1,750,000 has monthly payments of interest only until May 1998 and then payable in equal monthly payments of $48,611 plus interest at 0.5% over prime (9.0% at September 30, 1998) through April 2001. The second loan for $2,000,000 has monthly payments of $55,556 plus interest at 0.25% over prime (8.75% at September 30, 1998) through June 2001. The notes have collateralization and covenant requirements consistent with the bank line of credit as described above.
(3) The bank term note is payable in equal monthly payments of $55,556 plus interest at 0.5% over prime (9.0% at September 30, 1998) through June 2000. The note has collateralization and covenant requirements consistent with the bank line of credit as described above.
(4) The other bank note consists of a term note obtained by C\\2\\B Technologies Inc., an Inktomi subsidiary. The maturity of this note was accelerated with the change of control of C\\2\\B Technologies in September 1998. The note is payable in full by November 1998 and requires payment with interest at prime (8.5% at September 30, 1998).
(5) The two notes payable are payable in equal monthly payments of $102,895 and $4,741 which includes interest of 5.7% and 5.6% through September 2000 and November 2000, respectively. The notes are collateralized by all equipment purchased with the proceeds from the notes.
(6) Other notes payable are payable in equal monthly payments totaling $19,680 through March 2000, with a final balloon payment of $60,000. The notes payments include interest of 18.0%. The notes are collateralized by all equipment purchased with the proceeds from the notes.

    Scheduled maturities of long-term debt at September 30, 1998 are as follows:

    Years ending:
      September 30, 1999..................................... $3,819.6
      September 30, 2000.....................................  3,151.8
      September 30, 2001.....................................    898.3
                                                              --------
                                                              $7,869.7
                                                              ========

  The carrying value of notes payable approximated fair value as such debt agreements were recently negotiated.

(5) ACCRUED LIABILITIES:

  Accrued liabilities comprise (in thousands):

                                                                                        September 30,
                                                                                  -------------------------
                                                                                      1997          1998
                                                                                  ------------  ------------
  Accrued payroll, vacation and bonuses.......................................    $    1,078.9  $    3,814.9
  Other accrued liabilities...................................................            68.6       2,786.1
                                                                                  ------------  ------------
        Total accrued liabilities.............................................    $    1,147.5  $    6,601.0
                                                                                  ============  ============

                              INKTOMI CORPORATION

(6) COMMITMENTS:

  The Company has entered into noncancellable operating leases for office space and equipment and capital leases for equipment with original terms ranging from six to 60 months. The future minimum lease payments under these leases at September 30, 1998 are as follows (in thousands):



                                                                                  OPERATING       Capital
                                                                                   LEASES         LEASES
                                                                                -------------  -------------
Years ending September 30:
     1999........................................................................  $4,311.6        $2,694.0
     2000........................................................................   2,224.2         2,677.6
     2001........................................................................   1,992.6         2,504.7
     2002........................................................................   1,480.8            13.9
     and thereafter..............................................................   1,478.2              --
                                                                                  ---------        --------
  Total minimum lease payments................................................... $11,487.4         7,890.2
                                                                                  =========
  Less amount representing interest..............................................                   1,189.7
                                                                                                   --------
  Present value of minimum lease payments........................................                   6,700.5
  Less current portion...........................................................                   2,054.3
                                                                                                   --------
                                                                                                   $4,646.2
                                                                                                   ========

  Rent expense for the period from inception through September 30, 1996 and the years ended September 30, 1997 and 1998 were $83,886, $372,700 and $1,475,300, respectively.


(7) STOCKHOLDERS' EQUITY:

  In June 1998, all 19.5 million shares of Preferred Stock were converted into
13.0 million shares of Common Stock of the Company.

  In June 1998, the stockholders of the Company approved an amendment to the Company's certificate of incorporation authorizing 10,000,000 shares of undesignated Preferred Stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges.

  In June 1998, the Company raised $42.0 million, net of issuance costs, from an initial public offering of 2,356,497 shares of Common Stock and other stock offerings.



(8) OTHER EQUITY:

  Other equity includes (in thousands):

                                                                                                   September 30,
                                                                                                -------------------
                                                                                                   1997      1998
                                                                                                 --------   -------
  Deferred Compensation........................................................................  $ (102.7)  $(2,181.5)
  Warrants issued and options granted to consultants...........................................   1,225.9       358.4
  Shareholder loans............................................................................    (213.7)     (999.7)
  Cumulative foreign exchange adjustment.......................................................        --       (48.9)
                                                                                                 --------   ---------
        Total deferred compensation and equity.................................................  $  909.5   $(2,871.7)
                                                                                                 ========   =========

                              INKTOMI CORPORATION

(9) WARRANTS:

  In 1997 and 1998, the Company issued warrants to purchase Common Stock to investors, a customer and financial providers. At September 30, 1998 the following are outstanding:

                                                      SHARES OF          AGGREGATE
                                                     COMMON STOCK     EXERCISE PRICE          EXPIRATION DATES
                                                     ------------     --------------      -------------------------
  Common Stock...................................       417,701           $137,841                April 2002
  Common Stock...................................       208,926         $1,082,000        April 1999 to August 2001
  Common Stock...................................       103,179         $2,959,937                June 2002

(10) STOCK OPTIONS:

  Pursuant to the Inktomi Corporation 1998 Stock Plan, its 1996 Equity Incentive Plan and the C\\2\\B Technologies Inc. 1997 Stock Plan (the "Plans") as amended, employees, directors and consultants of the Company may be granted options to purchase shares of Common Stock. At September 30, 1998, 1,000,000 shares of Common Stock were reserved under the 1998 plan. At September 30, 1998, shares were no longer available for issue from the 1996 and 1997 plans. Options granted under the Plans include incentive stock options and nonqualified stock options. All stock options granted under the Plans are exercisable but subject to repurchase at cost in the event that the individual ceases to be an employee or provide services to the Company. Repurchase rights lapse according to various vesting schedules (generally over 50 months for the 1996 and 1998 plans, and generally over 36 months for the 1997 plan). Prior to the adoption of the Plans, the Company granted nonqualified stock options to purchase Common Stock to certain employees and consultants.

  A summary of the activity under all Plans is set forth below (in thousands, except per share amounts):

                                                                       EXERCISE       AGGREGATE        WEIGHTED
                                                                       PRICE PER      EXERCISE          AVERAGE
                                                         SHARES          SHARE          PRICE        EXERCISE PRICE
                                                      -------------  -------------  -------------    --------------
Outstanding at February 2, 1996......................          --               --       $   --                --
Granted..............................................        2,361     $0.11- $0.45        899.2           $ 0.381
Canceled.............................................         (180)    $0.11- $0.45        (69.7)            0.387
                                                             -----     ------------        -----             -----
Outstanding at September 30, 1996....................        2,181     $0.11- $0.45         829.5            0.380
Granted..............................................        2,145     $0.33- $1.95       1,260.0            0.587
Exercised............................................       (2,217)    $0.11- $1.38        (990.8)           0.447
Canceled.............................................         (174)         $0.45           (78.0)           0.451

Outstanding and exercisable at September 30, 1997.....        1,935     $0.11- $1.95       1,020.7           0.527
Granted...............................................        1,666     $3.33-$53.75      36,672.2          22.012
Exercised.............................................         (740)    $0.11-$10.50      (1,288.7)          1.741
Canceled..............................................         (179)    $0.45-$18.00        (211.4)          1.181
                                                             ------     ------------     ---------         -------
Outstanding and exercisable at September 30, 1998.....        2,682     $0.11-$53.75     $36,192.8         $13.495
                                                             ======     ============     =========         =======

  At September 30, 1998, options to purchase 956,872 shares were fully vested. Of the stock options exercised, 1,714,502 shares were no longer subject to repurchase.

                              INKTOMI CORPORATION

  The following table summarizes information with respect to stock options outstanding at September 30, 1998:

                                                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                             -----------------------------------  ---------------------
                                                             WEIGHTED
                                                             AVERAGE     WEIGHTED               WEIGHTED
                  RANGE OF                      NUMBER      REMAINING    AVERAGE     NUMBER     AVERAGE
                  EXERCISE                    OUTSTANDING  CONTRACTUAL   EXERCISE  EXERCISABLE  EXERCISE
                   PRICES                     AT 9/30/98   LIFE (YEARS)   PRICE    AT 9/30/98    PRICE
                  --------                    -----------  ------------  --------  -----------  --------
                $ 0.11-$ 0.45                    1,248         8.08        $0.42       1,248      $ 0.42
                $ 1.38-$13.00                      738         9.37        $6.04         738      $ 6.04
                $18.00-$53.75                      696         9.88        $44.75        696      $44.75

  The following information concerning the Plans is provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for the Plans in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations.

  The fair value of each employee and director stock option grant has been estimated on the date of grant using the minimum value method for grants in the period February 2, 1996 (date of inception) to September 30, 1996, and the year ended September 30, 1997. For the year ended September 30, 1998, the fair value has been estimated using the Black-Scholes Option Pricing Model. The following assumptions were used in determining the fair value of options granted:

                                                                           SEPTEMBER 30,
                                                         --------------------------------------------------
                                                               1996              1997              1998
                                                         ----------------  ----------------  ----------------
  Risk-free interest rates...............................    6.48%-6.60%       6.00%-6.47%       5.47%-6.60%
  Expected Life..........................................          5                5                  5
  Dividends..............................................          $0               $0                 $0
  Volatility.............................................          0%               0%                140%

  The following comprises the pro forma information pursuant to the provisions of SFAS No. 123 (in thousands):

                                                                              SEPTEMBER 30,
                                                              ------------------------------------------------
                                                                   1996             1997             1998
                                                              ---------------  ---------------  ---------------
  Net loss--Historical........................................    $(3,534.4)      $(10,377.3)      $(22,355.4)
  Net loss--Pro Forma.........................................    $(3,575.1)      $(10,751.7)      $(23,875.8)

  These pro forma amounts may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards are generally made each year.

  In connection with the completion of the Company's initial public offering, certain options granted in 1997 and 1998 have been considered to be compensatory. Compensation associated with such options for the years ended September 30, 1997 and September 30, 1998 amounted to $102,725 and $2,394,800, respectively. Of these amounts, $316,000 were charged to operations for the year ended September 30, 1998 and $2,181,525 will be charged to operations during the remaining period to 2002.


(11) RELATED PARTY TRANSACTION:

  In April 1998, the Company provided a loan to a corporate officer to exercise Common Stock options. The loan totaled $666,000 and is repayable to the Company in April 2002, plus interest at a rate of 5.69%. The loan is collateralized by the underlying Common Stock purchased.


(12) 401(k) PROFIT SHARING PLAN:

  In May 1996, the Company established a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Discretionary contributions may be made by the Company. No contributions have been made by the Company during the period ended September 30, 1998.

                              INKTOMI CORPORATION

(13) EARNINGS PER SHARE ("EPS"):

  The following is a reconciliation of the numerator and denominator used to determine basic and diluted EPS (in thousands, except per share amounts):

                                                           FOR THE PERIOD FROM
                                                             FEBRUARY 2, 1996
                                                           (DATE OF INCEPTION)
                                                                 THROUGH            YEAR ENDED SEPTEMBER 30,
                                                              SEPTEMBER 30,      ----------------------------
                                                                  1996               1997           1998
                                                          ---------------------  ------------  ---------------
Numerator -- Basic and Diluted EPS
     Net loss.............................................    $(3,534.4)          $(10,377.3)      $(22,355.4)
                                                              =========           ==========       ==========
Denominator -- Basic and Diluted EPS
     Weighted average Common Stock outstanding............        1,884               12,977           19,360
                                                              =========           ==========       ==========
Basic and diluted loss per common share...................    $   (1.88)          $    (0.80)      $    (1.15)
                                                              =========           ==========       ==========


(14) SUBSEQUENT EVENTS:

  In October 1998, the Company signed a lease for new office space located in Foster City, California. This lease is anticipated to commence on June 8, 1999, for a duration of 11 years thereafter. During the term of the lease, Inktomi is to occupy a total of 177,147 square feet, incurring a minimum lease obligation of $79,928,000. In connection with this lease agreement, Inktomi paid a cash security deposit of $1,308,000 in October 1998 and is obligated to provide a supplemental deposit in the form of a letter of credit in the amount of $4,844,000 by January 1999.

  In October 1998, the Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission covering the proposed sale of additional shares of its Common Stock to the public.