Form 10-Q
period 1998-12-31
INKTOMI CORP
filed 1999-02-12
CIK 1024302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM  10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No


The number of shares outstanding of the Registrant's common stock as of January 31, 1999 was 48,519,253.

                              INKTOMI CORPORATION

                                  FORM  10-Q

                    For The Quarter Ended December 31, 1998

                               TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.   Financial Statements (unaudited)                                                   Page
                                                                                                      ----
                   a)  Condensed Consolidated Statements of Operation
                           For the three months ended December 31, 1998
                           and 1997..................................................................   1

                   b)  Condensed Consolidated Balance Sheets as of
                           December 31, 1998 and September 30, 1998..................................   2

                   c)  Condensed Consolidated Statements of Cash Flows
                           For the three months ended December 31, 1998
                           and 1997..................................................................   3

                   d)  Notes to Unaudited Condensed Consolidated Financial Statements................   4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................................   6

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K..................................................  18

Signature............................................................................................  20

                         Part I.  Financial Information


Item 1.  Financial Statements

Inktomi Corporation
Condensed Consolidated Statements of Operation
(In thousands, except per share data)
(Unaudited)


                                                                -------------------------------
                                                                         For the Three
                                                                          Months Ended
                                                                          December 31,
                                                                -------------------------------
                                                                  1998                   1997
                                                                ---------             ---------
Revenues
  Network applications                                          $  5,509               $     70
  Search services                                                  5,219                  2,352
                                                                --------               --------
   Total revenues                                                 10,728                  2,422

Operating expenses
  Cost of revenues                                                 2,247                    794
  Sales and marketing                                              9,319                  2,986
  Research and development                                         4,382                  2,187
  General and administrative                                       1,210                    795
                                                                --------               --------
   Total operating expenses                                       17,158                  6,762

                                                                --------               --------
Operating loss                                                    (6,430)                (4,340)

Interest income (expense), net                                       645                    (58)
                                                                --------               --------
Loss before income taxes                                          (5,785)                (4,398)
Provision for income taxes                                             -                      1
                                                                --------               --------
Net loss                                                        $ (5,785)              $ (4,399)
                                                                ========               ========

Basic and diluted net loss per share                            $  (0.12)              $  (0.12)
                                                                ========               ========
Shares used in calculating basic and
  diluted net loss per share                                      47,696                 35,708
                                                                ========               ========

     See Notes to the Unaudited Condensed Consolidated Financial Statements

Inktomi Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                       -----------------          ---------------
                                                                         December 31,              September 30,
                                                                             1998                      1998
                                                                       -----------------          ---------------
                                                                          (Unaudited)
Assets
  Current assets
    Cash and cash equivalents                                                $  73,993                $  28,944
    Short-term investments                                                      53,020                   18,492
                                                                             ---------                ---------
        Total cash, cash equivalents and short-term investments                127,013                   47,436
    Accounts receivable, net                                                     7,911                    5,081
    Prepaid expenses and other current assets                                      651                      551
                                                                             ---------                ---------
        Total current assets                                                   135,575                   53,068
    Property and equipment, net                                                 17,696                   17,362
    Other assets                                                                 1,562                      211
                                                                             ---------                ---------
        Total assets                                                         $ 154,833                $  70,641
                                                                             =========                =========

Liabilities and Stockholders' Equity
  Current liabilities
      Current portion of notes payable                                       $   3,924                $   3,820
      Current portion of capital lease obligations                               2,155                    2,054
      Accounts payable                                                           4,969                    4,884
      Accrued liabilities                                                        5,251                    6,601
      Deferred revenue                                                           1,759                    1,316
                                                                             ---------                ---------
        Total current liabilities                                               18,058                   18,675
      Notes payable                                                              4,346                    4,050
      Capital lease obligations, less current portion                            3,890                    4,646
                                                                             ---------                ---------
        Total liabilities                                                       26,294                   27,371

Stockholders' equity
  Preferred stock, $0.001 par value; 10,000,000
   authorized; none issued and outstanding at
   December 31, 1998 and September 30, 1998                                        -                        -
  Common stock, $0.001 par value; 100,000,000
   authorized; 48,485,388 and 46,776,744 outstanding
   at December 31, 1998 and at September 30, 1998                                   49                       47
  Additional paid-in capital                                                   172,920                   82,361
  Deferred compensation and other                                               (2,378)                  (2,871)
  Accumulated deficit                                                          (42,052)                 (36,267)
                                                                             ---------                ---------
   Total stockholders' equity                                                  128,539                   43,270
                                                                             ---------                ---------
   Total liabilities and stockholders' equity                                $ 154,833                 $ 70,641
                                                                             =========                =========

     See Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

                                                                      -------------------------------
                                                                                For the Three
                                                                                Months Ended
                                                                                December 31,
                                                                      -------------------------------
                                                                          1998                 1997
                                                                      ----------            ---------
 Cash flows from operating activities
 Net loss                                                             $  (5,785)            $ (4,399)
 Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                                         2,230                  637
    Amortization of deferred compensation                                   150                   20
Changes in assets and liabilities:
    Accounts receivable                                                  (2,830)                (146)
    Prepaid expenses and other assets                                    (1,451)                (568)
    Accounts payable                                                         85                  181
    Deferred revenue                                                        443                  351
    Accrued liabilities                                                   (1,350)                218
                                                                      ----------            --------
      Net cash used in operating activities                               (8,508)             (3,706)

Cash flows from investing activities
    Purchases of property and equipment, net                              (2,564)               (419)
    Purchases of short term investments, net                             (34,768)                  -
                                                                      ----------            --------
      Net cash used in investing activities                              (37,332)               (419)

Cash flows from financing activities
    Proceeds from notes payable, net of payments                             400                 129
    Payments on obligations under capital leases                            (655)                  -
    Proceeds from note receivable                                            519                   -
    Proceeds from exercise of stock options and warrants                     648                  66
    Proceeds from issuance of Common Stock,
     net of issuance costs                                                89,913                   -
                                                                      ----------            --------
      Net cash provided by financing activities                           90,825                 195

Effect of exchange rates on cash and cash equivalents                         64                 (25)

Increase (decrease) in cash and cash equivalents                          45,049              (3,955)
                                                                      ----------            --------
Cash and cash equivalents at beginning of period                          28,944               7,044

Cash and cash equivalents at end of period                            $   73,993            $  3,089
                                                                      ==========            ========
Supplemental cash flow information

    Cash paid for interest                                                   524                  83
                                                                      ==========            ========
    Assets acquired under capital leases                              $      -              $    439
                                                                      ==========            ========

     See notes to the Unaudited Condensed Consolidated Financial Statements

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation ("Inktomi") and its wholly owned subsidiaries, Inktomi Ltd. located in London, England and C2B Technologies, Inc. All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with Inktomi's audited consolidated financial statements and notes thereto included in Inktomi's annual report on Form 10-K for the year ended September 30, 1998 filed with the Securities and Exchange Commission on December 24, 1998 and as amended by Inktomi's current report on Form 8-K dated December 29, 1998.


NOTE 2. PUBLIC OFFERINGS OF COMMON STOCK

  On November 19, 1998, the Inktomi completed a secondary offering of its common stock in which it sold 1,332,536 shares raising $88.9 million net of issuance costs and underwriters' discounts.

  On June 11, 1998, Inktomi completed an initial public offering in which it sold 4,712,994 shares of common stock at $9.00 per share. Upon the closing of this offering, all then outstanding shares of preferred stock converted into common stock.

NOTE 3. CALCULATION OF PRO FORMA NET LOSS PER SHARE

  Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. At December 31, 1998 options to purchase 5,318,498 shares of common stock and warrants to purchase 1,437,460 shares of common stock were outstanding.


          Earnings per share
          (In thousands except per share amounts)         ----------------------------
                                                              For the Three Months
                                                               Ended December 31,
                                                          ----------------------------
                                                            1998                1997
                                                          --------            --------
          Net loss                                        $ (5,785)           $ (4,399)
                                                          ========            ========
          BASIC AND DILUTED NET LOSS PER SHARE

          Weighted average shares outstanding               47,696              35,708
                                                          --------            --------
          Shares used in computing
           per share amounts                                47,696              35,708
                                                          ========            ========

          Basic and diluted net loss per share            $  (0.12)           $  (0.12)
                                                          ========            ========

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which was adopted by Inktomi in the quarter ended December 31, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):


                                         ------------------------
                                               Three Months
                                             Ended December 31,
                                         ------------------------
                                            1998            1997
                                         ---------       ---------
     Net loss                            $  (5,785)      $  (4,399)

     Unrealized loss on available-
      for-sale securities                     (240)            -

     Foreign currency translation
      gains and (losses)                        64             (25)
                                         ---------       ---------

     Comprehensive net loss              $  (5,961)      $  (4,424)
                                         =========       =========

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for the fiscal year beginning October 1, 1998. Inktomi is currently determining the disclosures that may be required under this pronouncement.

   In October 1998, Inktomi adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which was amended by Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of Certain Provisions of SOP 97-2" and Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition". Inktomi is evaluating the requirements of these pronouncements and the effects, if any, on Inktomi's current revenue recognition policies.

NOTE 5. STOCK SPLITS

  On December 29, 1998, Inktomi's Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of its common stock. Stockholders of record on January 12, 1999 were issued a certificate on January 27, 1999 representing one additional share of common stock for each share of common stock held on January 12, 1999.

  In May 1998, Inktomi completed a 2:3 reverse stock split of Inktomi's common stock.

  Historical weighted average shares outstanding and loss per share amounts have been restated to reflect both stock splits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words, "expects", "anticipates", "intends", "believes" and similar language. Inktomi's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in the section titled "Factors Affecting Operating Results" in this Form 10-Q.

Overview

  Inktomi was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. From February 1996 to May 1996, Inktomi's operations consisted primarily of start-up activities, including research and development of Inktomi's core coupled cluster software architecture and dataflow technology, personnel recruiting and capital raising. In May 1996, Inktomi released the first commercial application based on its core technology, an Internet search engine that enables customers to provide a variety of online search services to end users. In December 1997, Inktomi began licensing Traffic Server, Inktomi's second application, a large-scale network cache designed to address capacity constraints in high-traffic network routes. In September 1998, Inktomi acquired C\\2\\B Technologies, a developer of online shopping technology, to accelerate its entry into the online comparison shopping business. The transaction was accounted for as a pooling of interests. Financial results for all periods have been restated to reflect the combined operations.

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

  Inktomi has a limited operating history. Inktomi incurred a net loss of $3.5 million for the period from inception through September 30, 1996, $10.4 million for the year ended September 30, 1997, $22.4 million for the year ended September 30, 1998, and $5.8 million for the three months ended December 31, 1998. As of December 31, 1998, Inktomi had an accumulated deficit of $42.1 million. Inktomi has not achieved profitability on a quarterly or annual basis, and Inktomi anticipates that it will incur net losses for at least the next several quarters. Inktomi expects to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant revenues to achieve and maintain profitability.

  Inktomi has generated a substantial portion of its historical search services revenues and network applications revenues from a limited number of customers. Inktomi expects that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. Accordingly, the loss of a major customer, or in the case of the search engine business, a decline in the usage of the search service, could adversely affect revenues.

RESULTS OF OPERATIONS

REVENUES

  Total revenues were $10.7 million in the quarter ended December 31, 1998, an increase of $8.3 million or 343% over revenues of $2.4 million in the quarter ended December 31, 1997. Two customers represented 11% and 15%, respectively of total revenues in the quarter ending December 31, 1998.

   Network application revenues totaled $5.5 million in the quarter ended December 31, 1998. There were no significant network application revenues in the comparable period of fiscal year 1998. Search services revenues totaled $5.2 million in the quarter, representing a 122% and $2.9 million increase over search revenues of $2.4 million in the three months ended December 31, 1997. Most of these increases came from the addition of new search service customers and, to a lesser extent, an increase in revenues from existing customers.

  A significant portion of search revenues are derived from the HotBot search service maintained by Inktomi and marketed by Wired Digital, Inc. A portion of the advertising on the HotBot site is exchanged for advertisements on the Internet sites of other companies. Inktomi recognizes the value of these advertisements as barter revenue. Barter revenues were 20% of revenues in the three months ended December 31, 1997 and were not significant in the three months ended December 31, 1998. Inktomi believes that barter revenues will continue to be an insignificant source of revenue in future periods.

EXPENSES

Cost of Revenues

  Cost of revenues consists primarily of expenses related to the operation of Inktomi's search services, which are primarily depreciation and network charges. Cost of revenues was $2.2 million for the quarter ended December 31, 1998, an increase of $1.5 million or 183% from $0.8 million in the comparable period of fiscal 1998. The increase was due primarily to increased depreciation and network charges resulting from expansions of Inktomi's data center in California during fiscal 1998, and the addition of a new service facility in Virginia in the third quarter of fiscal 1998. Inktomi expects cost of revenues to increase substantially in absolute dollars in the next few quarters as a result of expanded cluster operation costs.

Sales and Marketing Expenses

  Sales and marketing expenses consist of personnel and related costs for Inktomi's direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses also include marketing costs related to Inktomi's support of the HotBot search site. Sales and marketing expenses were $9.3 million for the quarter ended December 31, 1998, an increase of $6.3 million, or 212%, from $3.0 million in the comparable period in fiscal 1998. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States, other customer-related costs, and expenses incurred in connection with attendance at trade shows and additional marketing programs partially offset by lower HotBot marketing expenses. Inktomi expects that sales and marketing expenses will increase substantially in absolute dollars over the next few quarters as Inktomi hires additional sales and marketing personnel, initiates additional marketing programs to support its Traffic Server product and establishes sales offices in additional domestic and international locations.

Research and Development Expenses

  Research and development expenses consist primarily of personnel and related costs for Inktomi's development and technical support efforts. Research and development expenses were $4.4 million in the quarter ended December 31, 1998, an increase of $2.2 million, or 100%, over expenses of $2.2 million in the comparable period in fiscal 1998. The increase was primarily due to an increase in the number of research and development personnel to support expansion of Inktomi's search engine and network application businesses, online shopping development, and increases in quality assurance, technical support and technical publications personnel. Inktomi believes significant investment in research and development is essential to its future success and expects that research and development expenses will increase in absolute dollars in future periods. Inktomi has not capitalized any software development expenses to date.

General and Administrative Expenses

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $1.2 million in the quarter ended December 31, 1998, an increase of $0.4 million, or 52%, over expenses of $0.8 million in the comparable period in fiscal 1998. This increase was due primarily to an increase in the number of general and administrative personnel.

Interest Income and Expense, Net

  Interest income and expense, net includes income on Inktomi's cash and short-term investments net of expenses related to Inktomi's financing obligations. Interest income, net totaled $0.6 million of income in the quarter ended December 31, 1998 compared to a net expense of $0.1 million in the comparable period in fiscal 1998. Most of this increase was generated from interest income on proceeds from Inktomi's June 1998 and November 1998 public offerings of common stock, partially offset by increased interest charges on debt and capital lease obligations. Proceeds from Inktomi's recent public offerings are expected to increase the interest income generated in the near term, partially offset by an expected increase in interest expense.

Liquidity and Capital Resources

  Cash, cash equivalents and short-term investments totaled $127.0 million at December 31, 1998, up from $47.4 million at fiscal year-end September 30, 1998. Most of the increase came from the November 1998 public offering of common stock, partially offset by cash used in operations and the purchase of property and equipment.

  Inktomi used $8.5 million in cash for operations in the quarter ended December 31, 1998, an increase of $4.8 million from the $3.7 million used in the comparable period in fiscal 1998. The increase in cash used in operations was primarily due to an increase in Inktomi's net loss from $4.4 million to $5.8 million in the first quarter of fiscal 1998 and fiscal 1999, respectively, as well as increases in accounts receivable and other assets, partially offset by increased depreciation and reductions in other accrued expenses in the quarter ended December 31, 1998.

  Inktomi has made significant investments in equipment since its inception. This equipment consists largely of computer servers, workstations and networking equipment. Inktomi invested $2.6 million in the quarter ended December 31, 1998 as compared to $0.4 million in the quarter ended December 31, 1997. These investments were made primarily to expand Inktomi's search engine service capacity.

  Inktomi has used debt and capital leases to partially finance its operations and capital purchases and plans to continue this practice until it begins generating cash from operations. In the first three months of fiscal 1999, Inktomi obtained an additional $2.0 million bank loan to partially fund the acquisition of computer equipment used to increase its search engine capacity. At December 31, 1998 Inktomi had $14.3 million in loans and capitalized lease obligations outstanding. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

  In July 1997, Inktomi and Microsoft entered into a series of agreements whereby Microsoft selected Inktomi's technology as the basis for Internet search services to be provided by Microsoft. Under the agreements, Inktomi is responsible for developing and adding certain features to its core search engine technology and providing search results to Microsoft using the customized search engine technology. In addition, Inktomi is responsible for hosting the search engine software and purchasing and operating the cluster on which the software runs. Among other matters, Microsoft is obligated to loan the price of new workstations and related hardware and software purchased to service Microsoft's
capacity needs.   At December 31, 1998, loans totaling $2.1 million were
outstanding.

  In January 1999, Microsoft announced that it had signed an agreement to license certain online communications technologies to a third party and in exchange would adopt the search technology provided by the third party as the primary search engine for the MSN Network, replacing Inktomi's search engine. Microsoft has the right under its hosting agreement with Inktomi to terminate hosting services by giving Inktomi 30 days prior written notice. Upon such termination, Inktomi may either repay Microsoft 50% of the then outstanding loans and keep all workstations and related hardware and software which were purchased with the loan amounts, or return all workstations and related hardware and software which were purchased with outstanding loan amounts in complete satisfaction of the loans. As of this date, Microsoft has not notified Inktomi that it intends to terminate the hosting agreement.

  Inktomi has raised approximately $90.6 million, net of issuance costs, from equity sales in the first three months of fiscal 1999. This includes approximately $88.9 million, from Inktomi's November 1998 public offering, approximately $0.6 million from the exercise of stock options and $1.0 million from the issuance of common stock to employees under Inktomi's employee stock purchase plan.

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

  Inktomi is currently conducting testing of the current versions of its Traffic Server and Internet search engine software to determine Year 2000 compliance. Inktomi has reviewed the software code for each of these applications and believes that it has identified all instances where date specific information is required. Inktomi has further investigated whether these date fields contain two or four digits, and has initiated efforts to upgrade its software when date fields that contain only two digits are discovered. Based on its preliminary review of the software code and the results of limited testing, Inktomi believes that its Traffic Server and search engine applications, when configured and used in accordance with its documentation, correctly recognize and function when used with Year 2000 date codes. Inktomi recently acquired its shopping engine application and has not yet reviewed the software code of this application for Year 2000 compliance. Inktomi is currently in process of performing more extensive testing of its Traffic Server application to correct any areas of deficiency not discovered during the review of the software code. Completion of this testing is expected by the third quarter of fiscal 1999 whereby Inktomi will proceed with similar testing for its search engine and review of software code and related testing of its shopping engine.

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

  Inktomi uses multiple software systems for its internal business purposes, including accounting, email, development, human resources, customer service and support, and sales tracking systems. All of these applications have been purchased within the preceding 18 months. Inktomi has made inquiries of vendors of the systems that Inktomi believes are mission critical to its business regarding their Year 2000 readiness. Each of these vendors has indicated to Inktomi that it believes its applications are Year 2000 compliant. However, Inktomi has not received affirmative documentation in this regard from any of these vendors, and Inktomi has not performed any operational tests on its internal systems. Inktomi is currently in process of formulating its contingency plans in the event that it is unable to attain Year 2000 readiness.

  To date, the costs incurred to perform the assessment of Inktomi's Year 2000 readiness have not been significant. Despite preliminary investigation and testing by Inktomi and its partners, Inktomi's software applications and the underlying hardware systems and protocols running the software may contain undetected errors or defects associated with Year 2000 date functions. Inktomi's software applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. Inktomi is unable to predict to what extent its business may be affected if its software or the systems that operate in conjunction with its software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of Inktomi's software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to Inktomi's reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect Inktomi's business, financial condition and results of operation.

Factors Affecting Operating Results


   This report on Form 10-Q contains forward looking statements which involve risks and uncertainties. Inktomi's actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

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

History of Losses and Expectation of Future Losses

  We incurred net losses of $3.5 million for the period from inception through September 30, 1996, $10.4 million for the year ended September 30, 1997, $22.4 million for the year ended September 30, 1998 and $5.8 million for the three months ended December 31, 1998. As of December 31, 1998, we had an accumulated deficit of $42.1 million. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Substantial Dependence on Traffic Server; Uncertainty of Market Acceptance

  Our future growth substantially depends on the commercial success of our Traffic Server network cache product, which we have licensed to only a small number of customers. We are initially targeting telecommunications carriers and Internet service providers for our Traffic Server product. The market for large-scale network caching is in its infancy, and we are not certain our target customers will widely adopt and deploy caching technology throughout their networks. Even if they do so, they may not choose our Traffic Server network cache product for technical, cost, support or other reasons. Although we have tested our Traffic Server product prior to making it available to customers, we cannot be certain that we have found and fixed all significant performance errors. If our target customers do not widely adopt and purchase our Traffic Server product, our business, financial condition and results of operations will be adversely affected.

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

Need to Expand Sales and Support Organizations

  We will need to substantially expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require a sophisticated sales effort targeted at several people within our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. We have entered into agreements with only a small number of distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

Risks Associated with Internet Search Engine Service

  Our search services revenues result primarily from the number of end-user searches that are processed by our search engine and the level of advertising revenue generated by our Internet portal and other web site customers. Our agreements with customers do not require them to direct end users to our search services or to use the search service at all. For example, In January 1999, Microsoft announced that it had signed an agreement to license certain online communications technologies to a third party and in exchange would adopt the search technology provided by the third party as the primary search engine for the MSN

Network, replacing our search engine. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end users to their online services, the volume of end-user searches that are processed by our search engine, and the ability and willingness of customers to sell advertisements on the Internet pages viewed by end users.

   Our search contracts require us to meet specific requirements, including the features provided, performance, the size of the Internet database maintained, the frequency of updating the search database and reliability. In addition, we believe it important to maintain features and functionality that are not explicitly covered in our search agreements, such as high relevance of search results. The volume of search queries processed by our search engine has grown significantly, which has placed some strain on our operational capability to meet customer requirements. If we do not meet these specifications, customers may cancel our service or choose to use a separate service. We provide our search engine services from multiple data centers. Circumstances outside of our control such as fires, earthquakes, power failures, telecommunications failures, sabotage and similar events could occur that may bring down one or more of our data centers. For example, in June 1998, lightning struck the facility housing our data center in Virginia and interrupted service from this center. Service interruptions for any reason would reduce our revenues and could result in contract cancellations.

Quarterly Financial Results are Subject to Significant Fluctuations

   Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

 .  demand for our products and services;
 .  the timing of sales of our products and services;
 .  loss of customers
 .  changes in the growth rate of Internet usage;
 .  delays in introducing new products and services;
 .  new product introductions by competitors;
 . changes in our pricing policies or the pricing policies of our competitors; . the mix of products and services sold;
 . the mix of sales channels through which our products and services are sold; . the mix of domestic and international sales;
 . costs related to acquisitions of technology or businesses; and . economic conditions generally as well as those specific to the Internet and related industries.

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

  In the network cache market, we compete with several companies, including CacheFlow, Inc., Cisco Systems, Inc., InfoLibria, Microsoft Corporation, Mirror Image Internet, Inc., Netscape Communications Corp., Network Appliance, Inc., Novell, Inc., and Spyglass, Inc. We also compete against freeware caching solutions including CERN, Harvest and Squid. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Traffic Server. We believe that Traffic Server may face competition from other providers of hardware and software offering competing solutions to network infrastructure problems, including networking hardware and companion software manufacturers such as Ascend Communications, Inc., Bay Networks, Inc., Ciena Corporation and IBM Corporation; hardware manufacturers such as Digital Equipment Corporation, Hewlett-Packard Company, Intel Corporation, Motorola, Inc. and Sun Microsystems, Inc.; telecommunications providers such as AT&T, Inc., MCI Worldcom, Inc., and regional Bell operating companies; cable TV/communications providers such as Continental Cablevision, Inc., TimeWarner, Inc. and regional cable operators; software database companies such as Informix Corporation, Oracle Corporation and Sybase, Inc.; and large diversified software and technology companies including Microsoft, Netscape and others. Cisco Systems, Microsoft and Netscape provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

  We compete with a number of companies to provide Internet search services, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. Competitors that offer search services to online service providers include Compaq Computer Corporation (Alta Vista), Excite, Inc., Infoseek Corporation, Lycos Corporation, and Northern Light, Inc., among others. In addition, large media companies such as The Walt Disney Company and NBC Enterprises, and other Internet-based companies such as America Online, Inc. and At Home Corporation have recently made investments in or acquired Internet search engine companies and we believe that other large media enterprises may enter or expand their presence in the Internet search engine market, either directly or indirectly through collaborations or other strategic alliances.

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

Risks Associated with Internet Shopping Engine

  In September 1998, we acquired C2B Technologies Inc. to accelerate our entry into the online comparison shopping business. Our Internet shopping engine is still under development and is available only in "preview" versions. Like our Internet search engine, we plan to make our Internet shopping engine available to Internet portals and other web site customers and will not develop our own branded online shopping site. We are developing the shopping engine to enable Internet portals and other web site customers to provide shopping services to their end users.

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

Need to Manage Changing Operations

  Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. At September 30, 1997, we had a total of 67 employees and at December 31, 1998 we had a total of 219 employees. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and will need to continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties.

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

Risks Associated with International Operations

  We market and sell our products in the United States and internationally. We have established a subsidiary located in England to market and sell our products in Europe. We have offices in Germany, Korea and Japan to market and sell our products in those countries and surrounding regions. We plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, international operations are subject to other inherent risks, including:

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

Government Regulation and Legal Uncertainties

  Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

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



                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

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

10.18****  Lease dated May 14, 1998 between Inktomi and B.F. Saul Real Estate
           Investment Trust.
10.19* First Amendment dated July 13, 1998 to Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.20* Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21* C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22** Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc.
           (included in Exhibit 2.1)
10.23***** 1998 Nonstatutory Stock Option Plan and form of agreement thereunder
21.1*      Subsidiaries of Inktomi.
27.1       Financial Data Schedule.

---------------

* Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
** Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended.
*** Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
**** Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on August 13, 1998.
***** Incorporated by reference from Inktomi's Registration Statement on Form S-
      8 (Reg. No.333-71037)
    + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

(b)  Reports on Form 8-K

          On December 29, 1998 Inktomi filed a Form 8-K announcing a two-for-one stock split (in the form of a 100% stock dividend) for stockholders of record on January 12, 1998.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                    Inktomi Corporation



Date:  February 12, 1999            By:  /s/   Jerry M. Kennelly
                                         ----------------------------------
                                         Jerry M. Kennelly,
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (duly authorized officer and
                                         principle financial officer)

                               INDEX TO EXHIBITS

(a)  Exhibits

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

10.18****  Lease dated May 14, 1998 between Inktomi and B.F. Saul Real Estate
           Investment Trust.
10.19* First Amendment dated July 13, 1998 to Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.20* Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21* C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22** Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc.
           (included in Exhibit 2.1)
10.23***** 1998 Nonstatutory Stock Option Plan and form of agreement thereunder
21.1*      Subsidiaries of Inktomi.
27.1       Financial Data Schedules.

---------------

* Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
** Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended.
*** Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
**** Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on August 13, 1998.
***** Incorporated by reference from Inktomi's Registration Statement on Form
      S-8 (Reg. No.333-71037)
    + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.