Form 10-Q
period 1999-03-31
INKTOMI CORP
filed 1999-05-17
CIK 1024302

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM  10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999


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


The number of shares outstanding of the Registrant's common stock as of April 30, 1999 was 48,851,543.

                             INKTOMI CORPORATION

                                 FORM  10-Q

                    For The Quarter Ended March 31, 1999

                              TABLE OF CONTENTS



Part I.  Financial Information

         Item 1.   Financial Statements (unaudited)                                                     Page
                                                                                                        ----
                   a) Condensed Consolidated Statements of Operation
                         For the three and six months ended March 31,
                         1999 and 1998..........................................................          1

                   b) Condensed Consolidated Balance Sheets as of
                         March 31, 1999 and September 30, 1998..................................          2

                   c) Condensed Consolidated Statements of Cash Flows
                         For the six months ended March 31, 1999
                         and 1998...............................................................          3

                   d) Notes to Unaudited Condensed Consolidated Financial Statements............          4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................................          7

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders...........................         21

         Item 6.  Exhibits and Reports on Form 8-K..............................................         21

Signature.......................................................................................         24


                        Part I.  Financial Information


Item 1.  Financial Statements



Inktomi Corporation
Condensed Consolidated Statements of Operation
(In thousands, except per share data)
(Unaudited)

                                                 --------------------------------    ---------------------------------
                                                         For the Three                          For the Six
                                                          Months Ended                          Months Ended
                                                           March 31,                             March 31,
                                                 --------------------------------    ---------------------------------
                                                     1999              1998               1999               1998
                                                 --------------------------------    ---------------------------------
Revenues
     Network products                             $   8,193          $    621          $  13,702           $    691
     Portal services                                  6,419             2,834             11,638              5,185
                                                  ----------         ---------         ----------          ---------
        Total revenues                               14,612             3,455             25,340              5,876

Operating expenses
     Cost of revenues                                 2,639               901              4,886              1,695
     Sales and marketing                             10,782             3,939             20,100              6,925
     Research and development                         5,296             2,507              9,678              4,694
     General and administrative                       1,370               894              2,581              1,689
                                                  ----------         ---------         ----------          ---------
        Total operating expenses                     20,087             8,241             37,245             15,003

                                                  ----------         ---------         ----------          ---------
Operating loss                                       (5,475)           (4,786)           (11,905)            (9,127)

Interest income (expense), net                          907               (33)             1,552                (91)
                                                  ----------         ---------         ----------          ---------
Net loss                                          $  (4,568)         $ (4,819)         $ (10,353)          $ (9,218)
                                                  ==========         =========         ==========          =========

Basic and diluted net loss per share              $   (0.09)         $  (0.13)         $   (0.21)          $  (0.25)
                                                  ==========         =========         ==========          =========

Shares used in calculating basic and
   diluted net loss per share                        48,690            38,177             48,191             36,929
                                                  ==========         =========         ==========          =========

      See Notes to Unaudited Condensed Consolidated Financial Statements

Inktomi Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

                                                                           -----------------   ------------------------
                                                                            March 31, 1999       September 30, 1998
                                                                           -----------------   ------------------------
                                                                              (Unaudited)
Assets
    Current assets
       Cash and cash equivalents                                                 $ 41,802            $ 28,944
       Short-term investments                                                      77,131              18,492
                                                                                 --------            --------
          Total cash, cash equivalents and short-term investments                 118,933              47,436
       Accounts receivable, net                                                    11,467               5,081
       Prepaid expenses and other current assets                                    1,504                 551
                                                                                 --------            --------
          Total current assets                                                    131,904              53,068
       Property and equipment, net                                                 19,981              17,362
       Other assets                                                                 1,713                 211
                                                                                 --------            --------
          Total assets                                                           $153,598            $ 70,641
                                                                                 ========            ========

Liabilities and Stockholders' Equity
    Current liabilities
       Current portion of notes payable                                             4,171               3,820
       Current portion of capital lease obligations                                 2,340               2,054
       Accounts payable                                                             6,495               4,884
       Accrued liabilities                                                          6,657               6,601
       Deferred revenue                                                             3,060               1,316
                                                                                 --------            --------
          Total current liabilities                                                22,723              18,675
       Notes payable                                                                3,499               4,050
       Capital lease obligations, less current portion                              3,353               4,646
                                                                                 --------            --------
          Total liabilities                                                        29,575              27,371

    Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000
          authorized; none issued and outstanding at
          March 31, 1999 and September 30, 1998                                         -                   -
       Common stock, $0.001 par value; 300,000,000 and 100,000,000 authorized at
          March 31, 1999 and September 30, 1998; 48,737,065 and 46,776,744
          oustanding at March 31, 1999 and September 30, 1998                          49                  47
       Additional paid-in capital                                                 172,904              82,361
       Deferred compensation and other                                             (2,310)             (2,871)
       Accumulated deficit                                                        (46,620)            (36,267)
                                                                                 --------            --------
          Total stockholders' equity                                              124,023              43,270
                                                                                 --------            --------
          Total liabilities and stockholders' equity                             $153,598            $ 70,641
                                                                                 ========            ========

     See Notes to Unaudited Condensed Consolidated Financial Statements

Inktomi Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                       ---------------------------------
                                                                                 For the Six
                                                                                Months Ended
                                                                                   March 31,
                                                                       ---------------------------------
                                                                            1999               1998
                                                                       ---------------------------------
Cash flows from operating activities
 Net loss                                                                $ (10,353)            (9,218)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                           2,160              1,399
     Amortization of deferred compensation                                     300                 51
Changes in assets and liabilities:
     Accounts receivable                                                    (6,386)              (356)
     Prepaid expenses and other assets                                      (2,455)              (267)
     Accounts payable                                                        1,611                306
     Deferred revenue                                                        1,744                 79
     Accrued liabilities                                                        56                878
                                                                         ---------          ---------
         Net cash used in operating activities                             (13,323)            (7,128)

Cash flows from investing activities
     Purchases of property and equipment                                    (4,779)              (563)
     Proceeds from sale of equipment                                             -                928
     Purchases of short term investments                                   (78,767)                 -
     Proceeds from the sale of short term investments                       19,878                  -
                                                                         ---------          ---------
         Net cash (used in) provided by investing activities               (63,668)               365

Cash flows from financing activities
     Payments on notes payable                                                (200)              (286)
     Payments on obligations under capital leases                           (1,007)              (120)
     Proceeds from note receivable                                             488                  -
     Proceeds from exercise of stock options and warrants                    1,531              4,298
     Proceeds from issuance of Preferred Stock,
        net of issuance costs                                                    -             13,295
     Proceeds from issuance of Common Stock,
        net of issuance costs                                               89,014                  -
                                                                         ---------          ---------
          Net cash provided by financing activities                         89,826             17,187

Effect of exchange rates on cash and cash equivalents                           23                 (4)
                                                                         ---------          ---------
Increase in cash and cash equivalents                                       12,858             10,420

Cash and cash equivalents at beginning of period                            28,944              7,183
                                                                         ---------          ---------
Cash and cash equivalents at end of period                               $  41,802             17,603
                                                                         =========          =========
Supplemental cash flow information

      Cash paid for interest                                             $     901          $     203
                                                                         =========          =========
      Assets acquired under capital leases                               $       -          $     525
                                                                         =========          =========

      See notes to Unaudited Condensed Consolidated Financial Statements

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation ("Inktomi") and its wholly owned subsidiary, Inktomi Ltd. located in London, England. All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

   In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with Inktomi's audited consolidated financial statements and notes thereto included in Inktomi's annual report on Form 10-K for the year ended September 30, 1998 filed with the Securities and Exchange Commission on December 24, 1998 and as amended by Inktomi's current report on Form 8-K dated May 13, 1999.

NOTE 2. PUBLIC OFFERINGS OF COMMON STOCK

   On November 19, 1998, Inktomi completed a secondary offering of its common stock in which it sold 1,332,536 shares raising $87.9 million net of issuance costs and underwriters' discounts.

   On June 11, 1998, Inktomi completed an initial public offering in which it sold 4,712,994 shares of common stock at $9.00 per share. Upon the closing of this offering, all then outstanding shares of preferred stock converted into common stock.

NOTE 3. CALCULATION OF PRO FORMA NET LOSS PER SHARE

   Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. At March 31, 1999 options to purchase 6,431,634 shares of common stock and warrants to purchase 1,437,460 shares of common stock were outstanding.


Earnings per share
(In thousands except per share amounts)

                                                             ----------------------           --------------------
                                                              For the Three Months             For the Six Months
                                                                 Ended March 31,                 Ended March 31,
                                                             ----------------------           ---------------------
                                                               1999          1998               1999         1998
                                                             ----------------------           ---------------------
Net loss                                                     $ (4,568)     $ (4,819)          $ (10,353)   $ (9,218)
                                                             ========      ========           =========    ========

BASIC AND DILUTED NET LOSS PER SHARE

Weighted average shares outstanding                            48,690        38,177              48,191      36,929
                                                             --------      --------           ---------    --------

Shares used in computing
  per share amounts                                            48,690        38,177              48,191      36,929
                                                             ========      ========           =========    ========

Basic and diluted net loss per share                         $  (0.09)     $  (0.13)          $   (0.21)   $  (0.25)
                                                             ========      ========           =========    ========

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which was adopted by Inktomi in the quarter ended December 31, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

                                                           -----------------------         -------------------------
                                                              Three months ended               Six months ended
                                                                  March 31,                        March 31,
                                                           -----------------------         -------------------------
                                                             1999           1998               1999           1998
                                                           --------       --------         -----------    ----------
Net Loss                                                   $(4,568)       $(4,819)          $(10,353)       $(9,218)

Unrealized loss on available-for-sale securities               (10)            -                (250)            -

Foreign currency translation gains and (losses)                (41)            21                 23             (4)
                                                           --------       --------         -----------    ----------
Comprehensive net loss                                     $(4,619)       $(4,798)          $(10,580)       $(9,222)
                                                           ========       ========         ===========    ==========

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for the fiscal year beginning October 1, 1998. Inktomi is currently determining the disclosures that may be required under this pronouncement.

   In October 1998, Inktomi adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which was amended by Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of Certain Provisions of SOP 97-2" and Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition". Inktomi has evaluated the requirements of these pronouncements and does not believe they will have a significant impact on current revenue recognition policies.

NOTE 5. SUBSEQUENT EVENT

     On April 30 1999, Inktomi completed a merger with Impulse! Buy Network, Inc., a developer of online merchandising software. Under the terms of the merger agreement, Inktomi acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Impulse! Buy in exchange for 899,967 shares of Inktomi common stock. The transaction was accounted for as a pooling of interests.

     Presented below is unaudited selected pro forma financial information reflecting the merger of Inktomi and Impulse! Buy Network for the three and six-month periods ended March 31, 1999 and 1998 (in thousands except per share amounts). The pro forma impact of the merger on revenues was not significant for the periods presented.

                                                           -----------------------         -------------------------
                                                              Three months ended               Six months ended
                                                                  March 31,                        March 31,
                                                           -----------------------         -------------------------
                                                             1999           1998               1999           1998
                                                           --------       --------         -----------    ----------
Pro forma net loss                                         $(6,331)       $(5,223)          $(12,972)       $(9,749)
                                                           ========       ========         ===========    ==========
Basic and diluted pro forma
   net loss per share                                      $ (0.13)       $ (0.14)          $  (0.27)       $ (0.26)
                                                           ========       ========         ===========    ==========
Weighted average common shares
   used in computing pro forma
   basic and diluted net loss per share                     49,100         38,587             48,601         37,339
                                                           ========       ========         ===========    ==========


Inktomi estimates that it will record acquisition costs of approximately $1.1 million as a result of the merger, primarily for legal, accounting and certain other expenses in the quarter ended June 30, 1999.

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

Overview

  Inktomi was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. From February 1996 to May 1996, Inktomi's operations consisted primarily of start-up activities, including research and development of Inktomi's core coupled cluster software architecture and dataflow technology, personnel recruiting and capital raising. In May 1996, Inktomi released the first commercial application based on its core technology, an Internet search engine that enables customers to provide a variety of online search services to end users. In December 1997, Inktomi began licensing Traffic Server, Inktomi's second application, a large-scale network cache designed to address capacity constraints in high-traffic network routes. In September 1998, Inktomi acquired C\\2B Technologies, a developer of online shopping technology, to accelerate its entry into the online comparison shopping business. The transaction was accounted for as a pooling of interests. Financial results for all periods have been restated to reflect the combined operations. In April 1999, Inktomi acquired Impulse! Buy Network, Inc., a developer of online merchandizing software, to supplement functionality of its shopping engine. The acquisition of Impulse! Buy Network was accounted for as a pooling of interests. Inktomi estimates that it will record acquisition costs of approximately $1.1 million as a result of the merger, primarily for legal, accounting and certain other expenses in the quarter ended June 30, 1999.\\

  Network products revenues are composed of Traffic Server license, consulting, support and maintenance fees. Traffic Server license fees are generally recognized upon shipment of the software. Consulting, support and maintenance fees are recognized ratably over the service period. Portal services revenues are composed of revenues generated through the Inktomi search engine and the Inktomi shopping engine. Inktomi generates revenues from its search engine through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, license fees and/or maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed. Inktomi is still developing the business model for its shopping engine and anticipates that revenues will be generated by revenue sharing arrangements with online merchants, and by per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. Revenues from online shopping have not been significant to date and are expected to be modest for the next few quarters.

  Inktomi has a limited operating history. Inktomi incurred a net loss of $3.5 million for the period from inception through September 30, 1996, $10.4 million for the year ended September 30, 1997, $22.4 million for the year ended September 30, 1998, and $10.4 million for the six months ended March 31, 1999. As of March 31, 1999, Inktomi had an accumulated deficit of $46.6 million. Inktomi has not achieved profitability on a quarterly or annual basis, and Inktomi anticipates that it will incur net losses for at least the next several quarters. Inktomi expects to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular in the shopping engine business as Inktomi continues to develop and enhance its technology, integrate Impulse! Buy into its operations and initiate new sales and marketing efforts. As a result, Inktomi will need to generate significant revenues to achieve and maintain profitability.

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

RESULTS OF OPERATIONS

REVENUES

  Total revenues were $14.6 million in the quarter ended March 31, 1999, an increase of $11.2 million or 323% over revenues of $3.5 million in the quarter ended March 31, 1998. Revenue from one customer exceeded 10% of total revenues recorded by Inktomi in the quarter ended March 31, 1999.

   Network products revenues totaled $8.2 million in the quarter ended March 31, 1999, an increase of $7.6 million or 1219% over revenues of $0.6 million in the quarter ended March 31, 1998.

   Portal services revenues totaled $6.4 million in the quarter ended March 31, 1999, representing an increase of $3.6 million or 126% over portal services revenues of $2.8 million in the quarter ended March 31, 1998. Most of these increases came from existing customers and to a lesser extent, from the addition of new search customers. Increases in portal services revenues were offset by a decrease in revenues recorded from the HotBot site as discussed below.

  A significant portion of search revenues have been derived from the HotBot search service maintained by Inktomi and marketed by Wired Digital, Inc. During the second quarter, Wired Digital assumed the status of maintaining the HotBot site, a function previously performed by Inktomi. In prior periods, as primary operator of the HotBot site, Inktomi recorded the gross value of advertising revenues generated on the site and recorded amounts due to Wired Digital as
marketing expense.   Due to the change in Inktomi's status as operator of the
HotBot site during the quarter, Inktomi recorded only the net advertising revenues generated at HotBot in the quarter ended March 31, 1999.

EXPENSES

Cost of Revenues

  Cost of revenues consists primarily of expenses related to the operation of Inktomi's search and shopping services, which are primarily depreciation and network charges. Cost of revenues was $2.6 million for the quarter ended March 31, 1999, an increase of $1.7 million or 189% from $0.9 million in the comparable period of fiscal 1998. The increase was due primarily to increased depreciation and network charges resulting from expansions of Inktomi's data center in California during fiscal 1998, and the addition of a new service facility in Virginia in the third quarter of fiscal 1998. Inktomi expects cost of revenues to increase substantially in absolute dollars in the next few quarters as a result of expanded cluster operation costs.

Sales and Marketing Expenses

  Sales and marketing expenses consist of personnel and related costs for Inktomi's direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $10.8 million for the quarter ended March 31, 1999, an increase of $6.8 million or 174% from $3.9 million in the comparable period in fiscal 1998. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States, other customer-related costs, and expenses incurred in connection with attendance at trade shows and additional marketing programs, partially offset by lower HotBot marketing expenses. Inktomi expects that sales and marketing expenses will increase substantially in absolute dollars over the next few quarters as Inktomi hires additional sales and marketing personnel, initiates additional marketing programs to support its Traffic Server and online shopping engine products, and establishes sales offices in additional domestic and international locations.

Research and Development Expenses

  Research and development expenses consist primarily of personnel and related costs for Inktomi's development and technical support efforts. Research and development expenses were $5.3 million in the quarter ended March 31, 1999, an increase of $2.8 million or 111% over expenses of $2.5 million in the comparable period in fiscal 1998. The increase was primarily due to an increase in the number of research and development personnel to support expansion of Inktomi's search engine and network application businesses, online shopping development, and increases in quality assurance, technical support and technical publications personnel. Inktomi believes significant investment in research and development is essential to its future success and expects that research and development expenses will increase in absolute dollars in future periods. Inktomi has not capitalized any software development expenses to date.

General and Administrative Expenses

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $1.4 million in the quarter ended March 31, 1999, an increase of $0.5 million or 53% over expenses of $0.9 million in the comparable period in fiscal 1998. This increase was due primarily to an increase in the number of general and administrative personnel.

Interest Income and Expense, Net

  Interest income and expense, net includes income on Inktomi's cash and short-term investments net of expenses related to Inktomi's financing obligations. Interest income, net totaled $0.9 million of income in the quarter ended March 31, 1999 compared to net expense of $33,000 in the comparable period in fiscal 1998. Most of this increase was generated from interest income on proceeds from Inktomi's June 1998 and November 1998 public offerings of common stock, partially offset by increased interest charges on debt and capital lease obligations. Proceeds from Inktomi's recent public offerings are expected to increase the interest income generated in the near term, partially offset by an expected increase in interest expense.

Liquidity and Capital Resources

  Cash, cash equivalents and short-term investments totaled $118.9 million at March 31, 1999, up from $47.4 million at fiscal year-end September 30, 1998. Most of the increase came from the November 1998 public offering of common stock, partially offset by cash used in operations and the purchase of property and equipment.

  Inktomi used $13.3 million in cash for operations in the six months ended March 31, 1999, an increase of $6.2 million from the $7.1 million used in the comparable period in fiscal 1998. The increase in cash used in operations was primarily due to an increase in Inktomi's net loss to $10.4 million from $9.2 million in the first six months of fiscal 1999 and fiscal 1998, respectively, as well as increases in accounts receivable and other assets, partially offset by increased depreciation and a reduction in the change in other accrued expenses in the six months ended March 31, 1999.

  Inktomi has made significant investments in equipment since its inception. This equipment consists largely of computer servers, workstations and networking equipment. Inktomi invested $4.8 million in the six months ended March 31, 1999 as compared to $0.6 million in the six months ended March 31, 1998. These investments were made primarily to expand Inktomi's search engine service capacity.

  Inktomi has used debt and capital leases to partially finance its operations and capital purchases and plans to continue this practice until it begins generating cash from operations. At March 31, 1999 Inktomi had $13.3 million in loans and capitalized lease obligations outstanding. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

  In July 1997, Inktomi and Microsoft entered into a series of agreements whereby Microsoft selected Inktomi's technology as the basis for Internet search services to be provided by Microsoft. Under the agreements, Inktomi is responsible for developing and adding certain features to its core search engine technology and providing search results to Microsoft using the customized search engine technology. In addition, Inktomi is responsible for hosting the search engine software and purchasing and operating the cluster on which the software runs. Among other matters, Microsoft is obligated to loan the price of new workstations and related hardware and software purchased to service Microsoft's capacity needs. At March 31, 1999, loans totaling $1.9 million were outstanding.

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

  Inktomi has raised approximately $90.5 million, net of issuance costs, from equity sales in the first six months of fiscal 1999. This includes approximately $87.9 million, from Inktomi's November 1998 public offering, approximately $1.5 million from the exercise of stock options and $1.1 million from the issuance of common stock to employees under Inktomi's employee stock purchase plan.

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

  Inktomi utilizes a significant number of computer software programs and operating systems across the company. Such programs and operating systems include both proprietary and third party provided applications used in its online search and shopping services, Traffic Server products and internal systems. To the extent that these applications contain source codes that are unable to appropriately process dates in the calendar year 2000, some level of modification or replacement may be necessary.

  Inktomi is currently conducting testing of the current versions of its Traffic Server and Internet search engine software to determine Year 2000 compliance. Inktomi has reviewed the software code for each of these applications and believes that it has identified all instances where date specific information is required. Inktomi has further investigated whether these date fields contain two or four digits, and has initiated efforts to upgrade its software when date fields that contain only two digits are discovered. Based on its preliminary review of the software code and the results of limited testing, Inktomi believes that its Traffic Server and search engine applications, when configured and used in accordance with its documentation, correctly recognize and function when used with Year 2000 date codes. Inktomi has recently acquired certain components of its shopping engine application and has not yet reviewed the software code of this application for Year 2000 compliance. Inktomi is currently in process of performing more extensive testing of its Traffic Server application to correct any areas of deficiency not discovered during the review of the software code. Completion of this testing is expected by the third quarter of fiscal

1999 whereby Inktomi will proceed with similar testing for its search engine and review of software code and related testing of its shopping engine. Inktomi's search engine and shopping engine services run on the Sun Microsystems Solaris operating system. Inktomi is currently in the early stages of updating its computers that host the search engine and shopping engine to versions of the Solaris operating system that Sun Microsystems has declared to be Year 2000 compliant. This upgrade is expected to be completed by October of 1999.

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

  Equipment used in Inktomi's portal services is hosted by a third party at various locations. This equipment is reliant on security, climate control and internet connectivity, all of which is controlled, provided and maintained by the third party host. Inktomi has contacted the third party to obtain affirmative documentation as to their year 2000 readiness and is awaiting a final response. In the event that systems at the third party experience failure or are unable to appropriately process dates in the calendar year 2000, Inktomi may suffer interruption of its search and shopping services which may have a material adverse effect on the results on operations.

  Inktomi uses multiple software systems for its internal business purposes, including accounting, email, development, human resources, customer service and support, and sales tracking systems. All of these applications have been purchased within the preceding 18 months. Inktomi has made inquiries of vendors of the systems that Inktomi believes are mission critical to its business regarding their Year 2000 readiness. Each of these vendors has indicated to Inktomi that it believes its applications are Year 2000 compliant. However, Inktomi has not received affirmative documentation in this regard from some of these vendors. Inktomi is in the process of performing operational tests on its internal systems.

  Inktomi has several different desktop, laptop and server hardware configurations, most of which have been purchased in the last 18 months. Inktomi is currently in the process of conducting an inventory to assess the ability of these systems to process Year 2000 date logic. This includes review of BIOS, CMOS and embedded systems. The vendors of each of these systems has been contacted in order to confirm Year 2000 readiness. Inktomi is waiting for final responses from several vendors.

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

History of Losses and Expectation of Future Losses

  We incurred net losses of $3.5 million for the period from inception through September 30, 1996, $10.4 million for the year ended September 30, 1997, $22.4 million for the year ended September 30, 1998 and $10.4 million for the six months ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of $46.6 million. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular in our shopping engine business as we continue to develop and enhance our shopping technology, integrate Impulse! Buy into our operations and initiate new sales and marketing efforts. As a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot be certain that this growth will continue at the same rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Substantial Dependence on Traffic Server; Uncertainty of Market Acceptance

  Our future growth substantially depends on the commercial success of our Traffic Server network cache product, which we have licensed to only a small number of customers. We are initially targeting telecommunications carriers and Internet service providers for our Traffic Server product, although we are expanding our customer prospects to include Internet hosting providers, OEM customers and large enterprise customers. Our ability to generate substantial and sustained revenues from our Traffic Server product is dependent upon achieving sales penetration in each of these market segments. The market for large-scale network caching is in its infancy, and we are not certain our target customers will widely adopt and deploy caching technology throughout their networks. Even if they do so, they may not choose our Traffic Server network cache product for technical, cost, support or other reasons. Although we have tested our Traffic Server product prior to making it available to customers, we cannot be certain that we have found and fixed all significant performance errors. If our target customers do not widely adopt and purchase our Traffic Server product, our business, financial condition and results of operations will be adversely affected.

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

  Our search contracts require us to meet specific requirements, including the features provided, performance, the size of the Internet database maintained, the frequency of updating the search database and reliability. In addition, we believe it important to maintain features and functionality that are not explicitly covered in our search agreements, such as high relevance of search results. The volume of search queries processed by our search engine has grown significantly, which has placed some strain on our operational capability to meet customer requirements. If we do not meet these requirements, customers may cancel our service or choose to use a separate service. We provide our search engine services from multiple data centers, all of which are housed at facilities operated by a single source hosting provider. Circumstances outside of our control such as fires, earthquakes, power failures, telecommunications failures, sabotage, unauthorized intrusions to our databases and similar events could occur that may bring down one or more of our data centers. For example, in June 1998, lightning struck the facility housing our data center in Virginia and interrupted service from this center. In addition, our data center hosting provider has experienced network failures from time to time, which has also interrupted our service. Service interruptions for any reason would reduce our revenues and could result in contract cancellations.

Risks Associated with Internet Shopping Engine

  In September 1998, we acquired C2B Technologies, Inc. to accelerate our entry into the online comparison shopping business. Our Internet shopping engine is still under development and is available only in "preview" versions. Like our Internet search engine, we plan to make our Internet shopping engine available to Internet portals and other web site customers and will not develop our own branded online shopping site. We are developing the shopping engine to enable Internet portals to provide shopping services to their end users. In April 1999, we acquired Impulse! Buy Network, Inc. to supplement the functionality of our shopping engine.

  We are still developing the business model for our shopping engine and anticipate that revenues will be generated by revenue sharing arrangements with online merchants, and by per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. The success of our shopping engine will depend on our ability to establish and maintain strong relationships with customers and online merchants, the dollar volume of online purchases generated by participating merchants, and the level of advertising revenues generated by customers. In addition, the shopping engine will need to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information, which is a highly complex task. Developing these capabilities and other required features for the shopping engine will require significant additional expenses and management and development resources. Much of this investment is required in advance of generating revenues, which have not been significant to date and are expected to be modest for the next few quarters. We cannot be certain that our entry into the online shopping business will be successful.

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

  Inktomi is still developing the business model for its shopping engine and anticipates that revenues will be generated by revenue sharing arrangements with online merchants, and by per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. Revenues from online shopping have not been significant to date and are expected to be modest for the next few quarters.

We plan to significantly increase our operating expenses to launch and support our online shopping business, expand our sales and marketing operations, broaden our customer support capabilities, establish new search engine and shopping engine data centers, develop new distribution channels, and fund greater levels of research and development. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above or for any other reason could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

  Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Common Stock may fall.

Need to Expand Sales and Support Organizations

  We will need to substantially expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require a sophisticated sales effort targeted at several people within our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners,
including resellers, master distributors and OEM partners.   We seek to sign up
distribution partners that have a substantial amount of technical expertise in the computer network and telecommunications industry. Even with this expertise, our distribution partners generally require a significant amount of training and support. We cannot be certain that we will be successful in signing up desired distribution partners on a timely basis or at all or that our distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

  Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers, new product lines (such as the recent addition of our shopping engine) and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Our Markets are Highly Competitive

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition in the overall network infrastructure market as well as the network cache and Internet search and online shopping segments of this market. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

  Competition in the network cache market continues to intensify as new solutions are coming on the market and several companies are forming technology alliances and OEM relationships to sell their products. In the network cache market, we compete with several companies, including CacheFlow, Inc., Cisco Systems, Inc., InfoLibria, Inc., Microsoft Corporation, Mirror Image Internet, Inc., Netscape Communications Corp., Network Appliance, Inc., Novell, Inc., and Spyglass, Inc. We also compete against freeware caching solutions including CERN, Harvest and Squid. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Traffic Server. We believe that Traffic Server may face competition from other providers of hardware and software offering competing solutions to network infrastructure problems, including networking hardware and companion software manufacturers such as Ascend Communications, Inc., Bay Networks, Inc., Ciena Corporation, IBM Corporation and Lucent Technologies, Inc.; hardware manufacturers such as Compaq Computer Corp., Dell Computer Corp., Hewlett-Packard Company, Intel Corporation, Motorola, Inc. and Sun

Microsystems, Inc.; telecommunications providers such as AT&T, Inc., MCI Worldcom, Inc., and regional Bell operating companies; cable TV/communications providers such as Continental Cablevision, Inc., TimeWarner, Inc. and regional cable operators; software database companies such as Informix Corporation, Oracle Corporation and Sybase, Inc.; and large diversified software and technology companies including Microsoft, Netscape and others. Cisco Systems, Microsoft and Netscape provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

  We compete with a number of companies to provide Internet search services, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. Traditionally, these companies have provided search services directly to end users through their own web sites and have supplied serach services to third party web sites as a supplement to this business. However, we are facing increased competition from several newer competitors that are following our business model of providing Internet search services primarily to Internet portals and other web site customers. These newer competitors have focused on search result relevance and ease of use in providing their service. We currently compete with companies including Ask Jeeves, Inc., Compaq Computer Corporation (Alta Vista), Direct Hit Technologies, Inc., Excite, Inc., Google, Inc., Infoseek Corporation, Lycos Corporation, and Northern Light, Inc. In addition, large media companies such as The Walt Disney Company and NBC Enterprises, and other Internet-based companies such as America Online, Inc. and At Home Corporation have recently made investments in or acquired Internet search engine companies and we believe that other large media enterprises may enter or expand their presence in the Internet search engine market, either directly or indirectly through collaborations or other strategic alliances.

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

Need to Manage Changing Operations

  Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. At September 30, 1997, we had a total of 67 employees and at March 31, 1999 we had a total of 261 employees. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and will need to continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers, merchants and other third parties.

  In October 1998, we entered into an 11-year lease for 177,000 square feet of new office space in Foster City, California. We anticipate that the lease will commence in June 1999. The lease is for more space than we will need for the next several years. The commercial real estate market in San Mateo County, California is volatile and unpredictable in terms of rental fees, occupancy rates and preferred locations. If we fail to sublease a significant portion or all of our existing space or a substantial portion of our new space, we will incur substantial additional operating expense during the lease term.

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

  Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Lycos has announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it may bring actions against companies that it believes are infringing this patent in the future. We also believe that many of our competitors in the network cache business have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. We cannot be certain that Lycos or other third parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

Rapid Technological Change

  The network infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. The increasing scope of our business has led us to allocate additional resources on executing against our current business opportunities and fewer resources on longer term projects. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

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

 .  political and economic instability.

  Our international expenses are generally denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect results of international operations.

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

Risks Associated with Potential Acquisitions

  We have purchased two companies during the last three quarters and intend to continue to make investments in complementary companies, products or technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to Inktomi or our existing stockholders.

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

                          Part II.  Other Information

Item 2. Changes in Securities

(a) Modification of Rights of Security Holders

At the Annual Meeting of Stockholders of the Company held March 10, 1999, the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock from 100,000,000 shares to 300,000,000 shares. The amendment was filed with the Delaware Secretary of State on April 7, 1999. The amendment to the Certificate of Incorporation enables the Board of Directors to issue or reserve for issuance up to 300,000,000 shares of Common Stock without further action or authorization by the stockholders, except as required by applicable law or the rules of any stock exchange or national securities association trading system on which the Common Stock is then listed or quoted.

Item 4.   Submission of Matters to a Vote of Stockholders

At the Annual Meeting of Stockholders of the Company held on March 10, 1999, the following proposals were adopted by the margins indicated below. There were 24,262,954 shares of Common Stock entitled to vote at the meeting and a total of 14,183,460 shares were represented at the meeting.

1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                                          Number of Shares
                                                  ---------------------------------
                                                        For              Withhold
                                                  ---------------      ------------
     David C. Peterschmidt                             14,154,350            29,110
     Eric A. Brewer                                    14,154,550            28,910
     Frank Gill                                        14,154,300            29,160
     Fredric W. Harman                                 14,154,534            28,926
     John A. Porter                                    14,154,550            28,910
     Alan F. Shugart                                   14,153,974            29,486


2. To amend Inktomi's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 to 300,000,000.


     For 13,114,896            Against 1,053,633    Abstain 14,931   Broker Non-Vote  0
         ----------                    ---------            ------                    -

3. To ratify the appointment of PricewaterhouseCoopers as Inktomi's independent auditors for fiscal 1999.


     For 14,163,307            Against 2,351        Abstain 17,802   Broker Non-Vote  0
         ----------                    -----                ------                    -

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number
------

2.1 (2) Agreement and Plan of Reorganization dated August 31, 1998 by andamong Inktomi, IC Merger Corp. and C2B Technologies Inc.

2.2 (5) Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
3.2 (3)   Amended and Restated Certificate of Incorporation of Inktomi.
3.2a      Amendment to Amended and Restated Certificate of Incorporation of
          Inktomi
3.4 (3)   Bylaws of Inktomi.
4.1 (3)   Specimen Common Stock Certificate.
10.1(3) Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(3)   1998 Stock Plan and form of agreement thereunder.
10.3(3)   1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)   1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3) Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3) Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(1) Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.8(3) Sublease Agreement dated November 27, 1996 between Inktomi and Macromedia, Inc.
10.9(3) Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.10.10(3) Reserved for future use.
10.11+(3) Information Services Agreement dated as of April 1, 1998 between
          Inktomi and Wired Digital, Inc.
10.12+(3) Information Services Agreement dated as of July 27, 1997 between
          Inktomi and Microsoft Corporation.
10.13+(3) Software Development Agreement dated as of July 27, 1997 between
          Inktomi and Microsoft Corporation.
10.14+(3) Software Hosting Agreement dated as of July 27, 1997 between
          Inktomi and Microsoft Corporation.
10.15+(3) Loan Agreement dated as of July 27, 1997 between Inktomi and
          Microsoft Corporation.
10.16(3) Security Agreement dated as of July 27, 1997 between Inktomi and Microsoft Corporation.
10.17+(3) Escrow Agreement dated as of July 29, 1997 among Inktomi, Data
          Base, Inc., and Microsoft Corporation.
10.18     Reserved for future use.
10.19(1) First Amendment dated July 13, 1998 to Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.20(1) Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21(1)  C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22(2)  Registration Rights Agreement dated September 25, 1998 between
          Inktomi and former stockholders of C2B Technologies Inc. (included in
          Exhibit 2.1)
10.23(4) 1998 Nonstatutory Stock Option Plan and form of agreement thereunder 10.24(5) Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in
          Exhibit 2.2).
10.25 Amendment to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
27.1      Financial Data Schedules.
_______________

(1) Incorporated by reference from Inktomi's Registration Statement on Form S-1(Reg. No. 333-66661), as amended.
(2) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended.
(3) Incorporated by reference from Inktomi's Registration Statement on Form S-1(Reg. No. 333-50247), as amended.
(4) Incorporated by reference from Inktomi's Registration Statement on Form S-8(Reg. No. 333-71037)

(5) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
   + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

(b)  Reports on Form 8-K

     Inktomi filed a Current Report on Form 8-K dated May 13, 1999 to report under Item 2 thereof the acquisition of Impulse! Buy Network, Inc. Financial Statements were not required to be filed as part of the report.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                        Inktomi Corporation


Date:  May 17, 1999                     By:    /s/   Jerry M. Kennelly
                                           ___________________________________

                                            Jerry M. Kennelly,
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (duly authorized officer and
                                                principal financial officer)

                               INDEX TO EXHIBITS

(a)  Exhibits

Exhibit
Number
------

2.1(2) Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2(5) Agreement and Planned Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
3.2(3)    Amended and Restated Certificate of Incorporation of Inktomi.
3.2a      Amendment to Amended and Restated Certificate of Incorporation of
          Inktomi.
3.4(3)    Bylaws of Inktomi.
4.1(3)    Specimen Common Stock Certificate.
10.1(3) Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(3)   1998 Stock Plan and form of agreement thereunder.
10.3(3)   1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)   1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3) Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3) Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(1) Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.8(3) Sublease Agreement dated November 27, 1996 between Inktomi and Macromedia, Inc.
10.9(3) Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.10     Reserved for future use.
10.11+(3) Information Services Agreement dated as of April 1, 1998 between
          Inktomi and Wired Digital, Inc.
10.12+(3) Information Services Agreement dated as of July 27, 1997 between
          Inktomi and Microsoft Corporation.
10.13+(3) Software Development Agreement dated as of July 27, 1997 between
          Inktomi and Microsoft Corporation.
10.14+(3) Software Hosting Agreement dated as of July 27, 1997 between
          Inktomi and Microsoft Corporation.
10.15+(3) Loan Agreement dated as of July 27, 1997 between Inktomi and
          Microsoft Corporation.
10.16(3) Security Agreement dated as of July 27, 1997 between Inktomi and Microsoft Corporation.
10.17+(3) Escrow Agreement dated as of July 29, 1997 among Inktomi, Data
          Base, Inc., and Microsoft Corporation.
10.18     Reserved for future use.
10.19(1) First Amendment dated July 13, 1998 to Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.20(1) Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21(1) C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22(2)  Registration Rights Agreement dated September 25, 1998 between
          Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1)
10.23(4) 1998 Nonstatutory Stock Option Plan and form of agreement thereunder. 10.24(5) Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.25 Amendment to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
27.1      Financial Data Schedules.

_______________

(1) Incorporated by reference from Inktomi's Registration Statement on Form S-1(Reg. No. 333-66661), as amended.
(2) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended.
(3) Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
(4) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-71037)
(5) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
   + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.