Form 10-Q
period 1999-06-30
INKTOMI CORP
filed 1999-08-16
CIK 1024302

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM  10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]


The number of shares outstanding of the Registrant's common stock as of July 31, 1999 was 50,318,265.

================================================================================

                              INKTOMI CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended June 30, 1999

                               TABLE OF CONTENTS


Part I.  Financial Information

      Item 1.   Financial Statements (unaudited)                        Page
                                                                        ----

                a) Condensed Consolidated Statements of Operation
                     For the three and nine months ended June 30,
                     1999 and 1998......................................  1

                b) Condensed Consolidated Balance Sheets as of
                     June 30, 1999 and September 30, 1998...............  2

                c) Condensed Consolidated Statements of Cash Flows
                     For the nine months ended June 30, 1999
                     and 1999...........................................  3

                d) Notes to Unaudited Condensed Consolidated Financial
                     Statements.........................................  4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  7

Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K......................... 20

Signature............................................................... 22

                        Part I.  Financial Information

Item 1.  Financial Statements (unaudited)


Inktomi Corporation
Condensed Consolidated Statements of Operation
(in thousands, except per share data)


                                                          --------------------------   --------------------------
                                                               For the Three                 For the Nine
                                                               Months Ended                  Months Ended
                                                                 June 30,                      June 30,
                                                          --------------------------   ---------------------------
                                                             1999          1998            1999          1998
                                                          --------------------------   ---------------------------
Revenues
   Network products                                       $   11,818   $    3,062      $    25,520   $     3,753
   Portal services                                             7,794        3,233           19,477         8,419
                                                          -----------  -----------     ------------  ------------
     Total revenues                                           19,612        6,295           44,997        12,172

Operating expenses
   Cost of revenues                                            3,324        1,276            8,265         2,971
   Sales and marketing                                        13,102        6,574           34,110        13,621
   Research and development                                    7,679        3,682           18,890         8,697
   General and administrative                                  1,590        1,109            4,362         2,885
   Acquisition related cross                                   1,110          -              1,110           -
                                                          -----------  -----------     ------------  ------------
    Total operating expenses                                  26,805       12,641           66,737        28,174
                                                          -----------  -----------     ------------  ------------
Operating loss                                                (7,193)      (6,346)         (21,740)      (16,002)

Interest income (expense), net                                   870           91            2,445            (2)
                                                          -----------  -----------     ------------  ------------
Net loss                                                  $   (6,323)  $   (6,255)     $   (19,295)  $   (16,004)
                                                          ===========  ===========     ============  ============

Basic and diluted net loss per share                      $    (0.13)  $    (0.15)     $     (0.39)  $     (0.44)
                                                          ===========  ===========     ============  ============

Shares used in calculating basic and
  diluted net loss per share                                  49,977   $   42,041      $    49,268   $    36,539
                                                          ===========  ===========     ============  ============


      See Notes to Unaudited Condensed Consolidated Financial Statements.





          ----------------------------------------------------------

Inktomi Corporation
Condensed Consolidated Balance Sheets
(in thousands)

                                                                      ---------------     ---------------
                                                                                           September 30,
                                                                       June 30, 1999           1998
                                                                      ---------------     ---------------
                                                                        (Unaudited)

Assets
  Current assets
    Cash and cash equivalents                                         $       29,838      $       29,267
    Short-term investments                                                    82,645              19,690
                                                                      ---------------     ---------------
      Total cash, cash equivalents and short-term investments                112,483              48,957
    Accounts receivable, net                                                  14,277               5,089
    Prepaid expenses and other current assets                                  1,307                 588
                                                                      ---------------     ---------------
      Total current assets                                                   128,067              54,634
    Property and equipment, net                                               27,156              17,516
    Other assets                                                               2,201                 211
                                                                      ---------------     ---------------
      Total assets                                                    $      157,424      $       72,361
                                                                      ===============     ===============

Liabilities and Stockholders' Equity
  Current liabilities
    Current portion of notes payable                                  $        4,635      $        3,832
    Current portion of capital lease obligations                               2,623               2,054
    Accounts payable                                                           6,839               4,938
    Accrued liabilities                                                        8,206               6,764
    Deferred revenue                                                           5,313               1,370
                                                                      ---------------     ---------------
      Total current liabilities                                               27,616              18,958
    Notes payable, less current portion                                        5,540               4,236
    Capital lease obligations, less current portion                            2,549               4,646
                                                                      ---------------     ---------------
      Total liabilities                                                       35,705              27,840

  Stockholders' equity
    Preferred stock, $0.001 par value; 10,000
      authorized; none issued and outstanding at
      March 31, 1999 and September 30, 1998                                        -                   -
    Common stock, $0.001 par value; 300,000 and
      100,000 authorized at June 30, 1999 and
      September 30, 1998; 50,283 and 47,476
      outstanding at June 30, 1999 and September 30, 1998                         50                  47
    Additional paid-in capital                                               181,791              86,106
    Deferred compensation and other                                           (2,381)             (3,186)
    Accumulated deficit                                                      (57,741)            (38,446)
                                                                      ---------------     ---------------
      Total stockholders' equity                                             121,719              44,521
                                                                      ---------------     ---------------
      Total liabilities and stockholders' equity                      $      157,424      $       72,361
                                                                      ===============     ===============

      See Notes to Unaudited Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

Inktomi Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)                                        --------------------------
(Unaudited)                                                   For the Nine
                                                             Months Ended
                                                                June 30,
                                                      --------------------------
                                                        1999            1998
                                                      --------------------------
Cash flows from operating activities
Net loss                                              $  (19,295)       (16,004)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization                            7,774          2,347
  Amortization of deferred compensation                      850            232
Changes in assets and liabilities
  Accounts receivable                                     (9,188)        (1,380)
  Prepaid expenses and other assets                       (2,709)          (322)
  Accounts payable                                         1,901          1,892
  Deferred revenue                                         3,943          1,138
  Accrued liabilities                                      1,442          2,816
                                                      -----------      --------
    Net cash used in operating activities                (15,282)        (9,281)

Cash flows from investing activities
  Purchases of property and equipment                    (17,414)        (4,332)
  Proceeds from sale of equipment                              -            928
  Purchases of short term investments                   (108,140)       (18,810)
  Proceed from the sale of short term investments         45,920          1,751
                                                      -----------      --------
    Net cash used in investing activities                (79,634)       (20,463)

Cash flows from financing activities
  Payments on notes payable                                2,107          1,356
  Payments on obligations under capital leases            (1,528)          (210)
  Proceeds from note receivable                              488              -
  Proceeds from exercise of stock options and warrants     3,121          5,016
  Proceeds from issuance of Preferred Stock,
   net of issuance costs                                       -         13,887
  Proceeds from issuance of Common Stock,
   net of issuance costs                                  91,431         39,938
                                                      -----------      --------
    Net cash provided by financing activities             95,619         59,987

Effect of exchange rates on cash and cash equivalents       (132)             -
                                                      -----------      --------
Increase in cash and cash equivalents                        571         30,243

Cash and cash equivalents at beginning of period          29,267          7,044
                                                      -----------      --------
Cash and cash equivalents at end of period            $   29,838         37,287
                                                      ===========      ========
Supplemental cash flow information

   Cash paid for interest                             $    1,256       $    396
                                                      ===========      ========
   Assets acquired under capital leases               $        -       $  1,705
                                                      ===========      ========


      See notes to Unaudited Condensed Consolidated Financial Statements

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation ("Inktomi") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with Inktomi's Registration Statement on Form S-3 (No. 333-82687), initially filed with the Securities and Exchange Commission on July 12, 1999.

NOTE 2.  ACQUISITION OF IMPULSE! BUY NETWORK

  On April 30, 1999, Inktomi acquired Impulse! Buy Network, Inc. ("Impulse! Buy"), a developer of online merchandising software. Under the terms of the merger agreement, Inktomi acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Impulse! Buy in exchange for 899,967 shares of Inktomi common stock. The transaction was accounted for as a pooling of interests. As a result of the acquisition, Inktomi recorded acquisition costs of approximately $1.1 million in the quarter ended June 30, 1999 primarily for accounting, legal and other expenses. At June 30, 1999, approximately $540,000 of such acquisition costs are included in accrued liabilities.

  Impulse! Buy revenues since inception (August 5, 1997) have not been significant. Impulse! Buy raised $4.3 million through various stock issuances since inception. Impulse! Buy had net losses of $2.2 million and $2.6 million in the period from inception (August 5, 1997) to September 30, 1998 and the six
months ended March 31, 1999 (unaudited), respectively.   Prior period amounts
have been restated to reflect the results of Impulse! Buy.

NOTE 3. CALCULATION OF NET LOSS PER SHARE

  Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. At June 30, 1999 options to purchase 7,476,764 shares of common stock and warrants to purchase 1,036,516 shares of common stock were outstanding.


---------------------------------------------------------------------------

Loss per share
(In thousands except per share amounts)


                                                --------------------    --------------------
                                                For the Three Months    For the Nine Months
                                                    Ended June 30,          Ended June 30,
                                                --------------------    --------------------
                                                  1999       1998        1999        1998
                                                -------     --------    -------      -------
Net loss                                        $ (6,323)    $(6,255)   $(19,295)    $(16,004)
                                                ========     =======    ========     ========
Basic and diluted net loss per share
Weighted average shares outstanding               49,977      42,041      49,268       36,539
                                                --------     -------    --------     --------
Shares used in computing
   per share amounts                              49,977      42,041      49,268       36,539
                                                ========     =======    ========     ========
Basic and diluted net loss per share            $  (0.13)    $ (0.15)   $  (0.39)    $  (0.44)
                                                ========     =======    ========     ========

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which was adopted by Inktomi in the quarter ended December 31, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

                                                        ------------------      ---------------------
                                                        Three months ended        Nine months ended
                                                             June 30,                 June 30,
                                                        ------------------      ---------------------
                                                          1999      1998           1999      1998
                                                        --------  --------      --------    ---------
Net loss                                                $ (6,323) $ (6,255)     $(19,295)   $(16,004)

Unrealized gain on available-for-sale securities             985        -            735          -

Foreign currency translation losses                         (155)       -           (132)         -
                                                        --------  --------      --------    ---------
Comprehensive net loss                                  $ (5,493) $ (6,255)     $(18,692)   $(16,004)
                                                        ========  ========      ========    =========

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for the fiscal year beginning October 1, 1998. Inktomi is currently determining the disclosures that may be required under this pronouncement.

   In October 1998, Inktomi adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which was amended by Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of Certain Provisions of SOP 97-2" and Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition". The adoption of SOP 97-2 did not have a significant impact on the Company's revenue recognition policies. Inktomi has evaluated the requirements of SOP 98-4 and SOP 98-9 and does not believe they will have a significant impact on current revenue recognition policies.

-------------------------------------------------------------------------------

NOTE 5. SUBSEQUENT EVENT

   On August 10, 1999 Inktomi completed the sale of 2,447,275 shares of common stock to the public raising $216.2 million net of issuance costs and underwriting discounts.

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

Overview

  Inktomi was formed in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks, particularly the Internet. Our applications fall into two broad categories: network products and portal services. Our network products offerings currently consist of our Traffic Server network cache and associated Media Cache Option applications, and our portal services offerings currently consist of our search engine, shopping engine and directory engine applications.

  Network products revenues are composed of Traffic Server and Media Cache Option license, consulting, support and maintenance fees. Traffic Server and Media Cache Option license fees are based on the number of CPUs running the software and are generally recognized upon shipment of the software. Consulting, support and maintenance fees are recognized ratably over the service period.

  Portal services revenues are composed of revenues generated through our search engine, directory engine and shopping engine. We generate revenues from our search engine and directory engine through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, license fees and maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed. To date, revenues from the directory engine have not been significant. We are still developing the business model for our shopping engine and anticipate that revenues will be generated by revenue sharing arrangements with online merchants, and by per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. Revenues from online shopping have not been significant to date and are expected to be modest for the next few quarters.

  We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular in our shopping engine business as we continue to develop and enhance our shopping technology, integrate Impulse! Buy Network into our operations and initiate new sales and marketing efforts. As a result, we will need to generate significant revenues to achieve and maintain profitability.

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS


REVENUES

  Total revenues were $19.6 million in the quarter ended June 30, 1999, an increase of $13.3 million or 212% over revenues of $6.3 million in the quarter ended June 30, 1998. Revenue from one customer, consisting of a one-time license fee, exceeded 10% of total revenues recorded by Inktomi in the quarter ended June 30, 1999. Three customers represented 89% of revenues recorded by Inktomi in the quarter ended June 30, 1998.

   Network products revenues totaled $11.8 million in the quarter ended June 30, 1999, an increase of $8.8 million or 286% over revenues of $3.1 million in the quarter ended June 30, 1998. Most of this increase came from new Traffic Server licenses.

  Portal services revenues totaled $7.8 million in the quarter ended June 30, 1999, representing an increase of $4.6 million or 141% over portal services
revenues of $3.2 million in the quarter ended June 30, 1998.   Most of these
increases came from new search customers and to a lesser extent from existing search customers. The increase in portal services revenues was partially offset by a decrease in revenues recorded from the HotBot site as discussed below.

  Historically, a significant portion of portal services revenues has been derived from the HotBot search service. From our inception through the first three months of fiscal 1999, HotBot was maintained by us and marketed by Wired Digital. During this period, we recorded the gross value of advertising revenues, including barter revenues, generated on the site and recorded amounts due to Wired Digital as marketing expense. In the second quarter of fiscal 1999, Wired Digital assumed maintenance of the HotBot site. Due to the change in our status as operator of the HotBot site, we recorded net revenues from HotBot in the three month periods ended March 31, 1999 and June 30, 1999.

EXPENSES

Cost of Revenues

  Cost of revenues consists primarily of expenses related to the operation of our search and shopping services, which are primarily depreciation and network charges. Cost of revenues was $3.3 million for the quarter ended June 30, 1999, an increase of $2.0 million or 161% from $1.3 million in the comparable period of fiscal 1998. The increase was due primarily to increased depreciation and network charges resulting from expansions of our data center in California during fiscal 1998, and the addition of a new service facility in Virginia in the third quarter of fiscal 1998. We expect cost of revenues to increase substantially in absolute dollars in the next few quarters as a result of expanded cluster operation costs.

Sales and Marketing Expenses

  Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $13.1 million for the quarter ended June 30, 1999, an increase of $6.5 million or 99% from $6.6 million in the comparable period in fiscal 1998. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States and overseas and expenses incurred in connection with attendance at trade shows and additional marketing programs. The increase was partially offset by lower HotBot marketing expenses since we no longer record HotBot advertising revenues on a gross basis as a marketing expense, as described above. We expect that sales and marketing expenses will increase substantially in absolute dollars over the next few quarters as we hire additional sales and marketing personnel, initiate additional marketing programs to support our Traffic Server and online shopping engine products, and establish sales offices in additional domestic and international locations.

--------------------------------------------------------------------------------

Research and Development Expenses

  Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $7.7 million in the quarter ended June 30, 1999, an increase of $4.0 million or 109% over expenses of $3.7 million in the comparable period in fiscal 1998. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our search engine and network products businesses, online shopping development, and increases in quality assurance, technical support and technical publications personnel. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will increase in absolute dollars in future periods. We have not capitalized any software development expenses to date.

General and Administrative Expenses

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $1.6 million in the quarter ended June 30, 1999, an increase of $0.5 million or 43% over expenses of $1.1 million in the comparable period in fiscal 1998. This increase was due primarily to an increase in the number of general and administrative personnel.

Acquisition Related Costs

  In April 1999, we acquired Impulse! Buy Network, a developer of online merchandising software, to supplement the functionality of our shopping engine. We accounted for the acquisition as a pooling of interests. This discussion reflects our acquisition of Impulse! Buy Network. We recorded acquisition costs of approximately $1.1 million in the quarter ended June 30, 1999 as a result of the acquisition, primarily for accounting, legal and other expenses. At June 30, 1999, approximately $540,000 of such acquisition costs are included in accrued liabilities.

Interest Income and Expense, Net

  Interest income and expense, net includes income on our cash and short-term investments less expenses related to our debt and capital lease obligations. Interest income, net totaled $0.9 million of income in the quarter ended June 30, 1999 compared to interest income, net of $91,000 in the comparable period in fiscal 1998. Most of this increase was generated from interest income on proceeds from our June 1998 and November 1998 public offerings of common stock, partially offset by increased interest charges on debt and capital lease obligations.

Liquidity and Capital Resources

  Cash, cash equivalents and short-term investments totaled $112.5 million at June 30, 1999, up from $49.0 million at fiscal year-end September 30, 1998. Most of the increase came from the November 1998 public offering of common stock, partially offset by cash used in operations and the purchase of property and equipment.

  We used $15.3 million in cash for operations in the nine months ended June 30, 1999, an increase of $6.0 million from the $9.3 million used in the comparable period in fiscal 1998. The increase in cash used in operations was primarily due to an increase in our net loss to $19.3 million from $16.0 million in the first nine months of fiscal 1999 and fiscal 1998, respectively, as well as increases in accounts receivable and other assets, partially offset by increased depreciation, a reduction in the change in other accrued expenses and an increase in deferred revenue in the nine months ended June 30, 1999.

  We have made significant investments in equipment since inception. This equipment consists largely of computer servers, workstations and networking equipment. We invested $17.4 million in the nine months ended June 30, 1999 as compared to $4.3 million in the nine months ended June 30, 1998. These investments were made primarily to expand our search and shopping engine service capacity.

--------------------------------------------------------------------------------

  We have used debt and capital leases to partially finance our operations and capital purchases and plan to continue this practice until we begin generating cash from operations. At June 30, 1999 we had $15.3 million in loans and capitalized lease obligations outstanding. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

  We have raised approximately $94.6 million, net of issuance costs, from equity sales in the first nine months of fiscal 1999. This includes approximately $91.4 million from the sale of common stock and $3.1 million from stock option and warrant exercises.

  Our capital requirements depend on numerous factors, including market acceptance of Inktomi's products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, the extent and timing of investments, acquisition costs, and other factors. We expect to devote substantial capital resources to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities.

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether ''00'' means 1900 or 2000. This may result in software failures or the creation of erroneous results.

  We utilize a significant number of computer software programs and operating systems across our company. These programs and operating systems include both proprietary and third party applications used in our Traffic Server network cache product, our search, directory and online shopping services, and our internal systems. To the extent that these applications are unable to appropriately process dates in the calendar year 2000, some level of modification or replacement may be necessary.

  We initiated our year 2000 compliance program in early 1998 by conducting a preliminary review of our Traffic Server and search engine software code and by performing preliminary tests on these applications to determine Year 2000 compliance. We also began making inquiries of the vendors of our essential internal business systems to assess their Year 2000 readiness. Since this time, we have increased the scope of our business operations, developed new versions of our Traffic Server and search engine software, acquired and enhanced our online shopping engine software, and developed and released the first version of our directory engine software. This expansion led us to hire a full time Year 2000 project coordinator in early 1999 to manage our Year 2000 efforts. Under his direction, we have developed a comprehensive Year 2000 compliance plan covering each of our software products, our search, directory and shopping services operations, and our internal business systems.

  We have recently completed a code review and testing of a current version of our Traffic Server software to ensure Year 2000 readiness. Based on this review and testing, we believe that this version of our Traffic Server software, when configured and used in accordance with its documentation, correctly functions when used with Year 2000 date codes. We have initiated a similar code review and testing process for the most current version of our Traffic Server software and expect to complete the testing process by October 1999. Although we have reviewed the software code and tested earlier versions of our Traffic Server software and believe them to be Year 2000 compliant, we do not currently intend to perform our suite of tests on these versions. We are recommending that our customers upgrade to our later Traffic Server versions.

  We have reviewed the software code for our search engine software and performed limited testing on this application. We believe we have identified all instances where date specific information is required. Based on this limited review and testing, we believe our search engine correctly functions when used with Year 2000 date codes. We are in the process of developing a suite of tests to more thoroughly evaluate our search engine software for Year 2000 compliance and expect to complete these tests by October 1999.

--------------------------------------------------------------------------------

  We initiated development of our directory engine software in 1998 and focused on Year 2000 compliance throughout the development process. We are currently in the process of developing a suite of tests to evaluate our directory engine software for Year 2000 compliance and expect to complete these tests by October 1999.

  We acquired the software that serves as the foundation for our shopping engine application. We are currently in the process of reviewing the software code to identify areas in need of updating for Year 2000 compliance. We are also in the process of developing a suite of tests to more thoroughly evaluate our shopping engine software for Year 2000 compliance. We expect to complete our software review and all testing by October 1999.

  Our Traffic Server software runs on several hardware platforms and associated operating systems, including those provided by Sun, Compaq and Silicon Graphics, and those based on Intel-architecture. Our Traffic Server software is therefore dependent upon the correct processing of dates by these systems. We have reviewed information made publicly available by our hardware platform partners regarding Year 2000 compliance. Based on this review, we do not believe the underlying systems that operate in conjunction with our Traffic Server software contain material Year 2000 deficiencies in their latest releases. Most of our customers have deployed Traffic Server running on Sun workstations. As part of the testing and evaluation process for Traffic Server, we are also testing whether the combination of Traffic Server running on Sun workstations operating the Solaris operating system is Year 2000 compliant. Based on our tests, we believe that a current version of Traffic Server running on Sun workstations operating the Solaris 7 operating system correctly recognizes and functions when used with Year 2000 date codes. We are currently testing the latest version of Traffic Server running on Sun workstations and expect to complete this testing by October 1999. We intend to test the combination of Traffic Server with other selected hardware and associated operating system platforms.

  Our software applications operate in accordance with several external Internet protocols, such as HTTP and NNTP, and are therefore dependent upon the correct processing of dates by these protocols. We have researched the date handling capabilities of these protocols and do not believe they contain material Year 2000 deficiencies.

  Our search engine, directory engine and shopping engine software run primarily on Sun workstations operating the Solaris operating system. We are currently in the process of upgrading the workstations that run our software to versions of the Solaris operating system that Sun has declared to be Year 2000 compliant. We currently expect to complete this upgrade by October 1999. We have also taken an inventory of the equipment and systems under our control that are involved in providing search, directory and shopping services to our customers and have identified those components that we believe need to be upgraded. We have developed an action plan to upgrade these components and currently expect to complete this upgrade by October 1999.

  We provide our search, directory and shopping services from multiple computer clusters, all of which are housed at facilities operated by a single-source hosting provider. Our computer clusters are reliant on security, climate control and Internet connectivity, all of which is provided and maintained by the hosting provider. We have contacted our hosting provider to obtain affirmative documentation as to their Year 2000 readiness. Our hosting provider is currently investigating its Year 2000 readiness and upgrading its systems as necessary. We are awaiting a final response from the hosting provider.

  We use multiple software systems for our internal business purposes, including accounting, e-mail, development, human resources, customer service and support, and sales, most of which have been purchased in the last 18 months. We have recently completed an inventory of our internal systems and are reviewing the web sites of the vendors of these systems to determine whether they have been declared to be Year 2000 compliant. We are in the process of contacting those vendors that have not publicly declared their systems to be Year 2000 compliant to obtain affirmative documentation.

  We have several different desktop, laptop and server hardware configurations of BIOS, CMOS and embedded systems. We have contacted the vendors of each of these systems in order to confirm Year 2000 readiness. We are awaiting final responses from several vendors.

--------------------------------------------------------------------------------

  To date, the costs incurred to perform the assessment of our Year 2000 readiness have not been material, and have consisted primarily of the cost of our project manager and labor costs for our quality assurance, software development and information technology personnel. We expect that our personnel will continue to spend time assessing our Year 2000 readiness and updating and upgrading our software and systems where necessary. Despite investigation and testing by us and our partners, our software products and the underlying systems and protocols running our products may contain errors or defects associates with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations.


Factors Affecting Operating Results


   This report on Form 10-Q contains forward looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks described below in connection with any evaluation of our business and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operation could be materially adversely affected. In that case, the trading price of our common stock could decline.

We have a history of operating losses, expect to incur future losses, and cannot be certain that we will become a profitable company.

  Inktomi was founded in February 1996 and has a limited operating history. As of June 30, 1999, we had an accumulated deficit of $57.7 million. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of our business, and in particular in our shopping engine business as we continue to develop and enhance our shopping technology, integrate Impulse! Buy Network into our operations and initiate new sales and marketing efforts. As a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot be sure that this growth will continue at the same rate or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be sure that we can sustain or increase profitability on a quarterly or annual basis in the future.

Our business substantially depends upon the success of our Traffic Server product.

  Our future growth substantially depends on the commercial success of our Traffic Server network cache product, which we have licensed to only a small number of customers. We are initially targeting telecommunications carriers and Internet service providers for our Traffic Server product, although we are expanding our customer prospects to include Internet hosting providers, OEM customers and large enterprise customers. Our ability to generate substantial and sustained revenues from our Traffic Server product is dependent upon achieving sales penetration in each of these market segments. The market for large-scale network caching is in its early stages, and we are not sure our target customers will widely adopt and deploy caching technology throughout their networks. Even if they do so, they may not choose our Traffic Server network cache product, because it does not include the features they require, or for technical, cost, support or other reasons. Although we have tested our Traffic Server product prior to making it available to customers, we cannot be sure that we have found and fixed all significant performance errors. If our target customers do not widely adopt and purchase our Traffic Server product, our business, financial condition and results of operations will be adversely affected.

--------------------------------------------------------------------------------

Our business would be harmed if customers choose not to use or promote our search and directory services.

  Revenues from our search and directory services result primarily from the number of end-user searches that are processed by our search engine and directory engine and the level of advertising revenue generated by our Internet portal and other web site customers. Our agreements with customers do not require them to direct end-users to our search or directory services or to use the search or directory service at all. For example, in January 1999, Microsoft announced that it had signed an agreement to license online communications technologies to a third party and in exchange would adopt the search technology provided by the third party as the primary search engine for the MSN Network, replacing our search engine. Accordingly, revenues from search and directory services are highly dependent upon the willingness of customers to promote and use the search and directory services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our search engine and directory engine, and the ability and willingness of customers to sell advertisements on the Internet pages viewed by end-users.

Our entry into the online shopping business will require us to develop significant new capabilities and may not be successful.

  Our Internet shopping engine is still under development and is available only in "preview" versions. We are still developing the business model for our shopping engine and anticipate that revenues will be generated by revenue-sharing arrangements with online merchants, and by per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. The success of our shopping engine will depend on our ability to establish and maintain strong relationships with customers and online merchants, the ability and willingness of our customers to promote our shopping services on their web sites, the dollar volume of online purchases generated by participating merchants, and the level of advertising revenues generated by customers. In addition, the shopping engine will need to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information. The shopping engine will also need the capability to track and confirm purchases made by end-users of our customers' services and to generate invoices for our online merchants to pay revenue-sharing amounts to us. These are highly complex tasks. Developing these capabilities and other features for the shopping engine will require significant additional expenses and management and development resources. Much of this investment is required in advance of generating revenues, which have not been significant to date and are expected to be modest for the next few quarters. We cannot be sure that our entry into the online shopping business will be successful.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition in the overall network infrastructure market as well as the network cache, Internet search/directory and online shopping segments of this market. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

  Competition in the network cache market continues to intensify as new solutions are coming to market and several companies are forming technology alliances and OEM relationships to sell their products. We directly compete primarily against several companies including CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell and Spyglass. We also compete against freeware caching solutions including CERN and, Harvest and Squid. In addition, we are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Traffic Server. We also believe that Traffic Server may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware

-------------------------------------------------------------------------------
products based on Internet protocols and to compete in the broad
Internet/intranet software market as well as in specific market segments in which we compete.

  We compete with a number of companies to provide Internet search and directory services, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. Traditionally, our competitors have provided search/directory services directly to end-users through their own web sites and have supplied search/directory services to third-party web sites as a supplement to this business. However, we are facing increased competition from several newer competitors that are following our business model of providing Internet search/directory services primarily to Internet portals and other web site customers. These newer competitors have focused on search result relevance and ease of use in providing their services. We currently compete with companies including Alta Vista, Ask Jeeves, Direct Hit Technologies, Excite@Home, Google, Infoseek, LookSmart, Lycos, Netscape Open Directory and Northern Light. In addition, large media companies, such as The Walt Disney Company and NBC Enterprises, and other Internet-based companies such as America Online and Excite@Home, have recently made investments in or acquired Internet search engine companies, and we believe that other large media enterprises may enter or expand their presence in the Internet search and directory market, either directly or indirectly through collaborations or other strategic alliances.

  The market for our shopping engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of shopping technologies and services, including Jango.com, owned by Excite@Home, Junglee, owned by Amazon.com, and mySimon.com. and various online retailers and aggregators of merchandise. We believe the principal factors that will draw end-users to an online shopping application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. We will have little or no control over many of these factors.

  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by us. Also, current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share.

The loss of a key customer could adversely affect our revenues and be perceived as a loss of momentum in our business.

  We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer, or in the case of our search engine business, if there is a decline in usage of any customer's search service, our revenues would be adversely affected. In addition, potential customers of Inktomi and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. Also, we cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

If we do not meet performance requirements in our portal services agreements, customers may cancel our service or choose a different service.

  Our search engine, directory engine and shopping engine agreements typically include specific performance requirements, including the features provided, reliability, processing speed, size of the Internet database maintained, and frequency of updating the database. In addition, we believe it is important to maintain features and functionality that are not explicitly covered in our agreements, such as high relevance of search and product results. The growing volume of search queries processed by our search engine and the frequency with which we update our portal services to include additional functionality have placed

------------------------------------------------------------------------------
some strain on our operational capability to meet customer requirements.
If we do not meet these requirements, customers may cancel our service or choose to use a different service.

Circumstances beyond our control may result in service interruptions which could cause our business to suffer.

  We provide our portal services from multiple data centers, all of which are housed at facilities operated by a single-source hosting provider. Circumstances outside of our control such as fires, earthquakes, power failures, telecommunications failures, sabotage, unauthorized intrusions into our databases and similar events may bring down one or more of our data centers. For example, in June 1998, lightning struck the facility housing our data center in Virginia, interrupting service from this center. In addition, our data center hosting provider has experienced network failures from time to time, which has also interrupted our service. Service interruptions for any reason would reduce our revenues and could result in contract cancellations.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

  We expect that a significant portion of our future revenues will come from licenses of Traffic Server. We further expect that these revenues will come from licenses of Traffic Server to a small number of customers. The volume and timing of orders are difficult to predict because the market for Traffic Server is in its early stages and the sales cycle varies substantially from customer to customer. The cancellation or deferral of even a small number of licenses of Traffic Server would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

  Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. We plan to significantly increase our operating expenses to launch and support our online shopping business, expand our sales and marketing operations, broaden our customer support capabilities, establish new data centers, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons set forth above or for any other reason could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

  Due to these factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts or investors, and the price of our common stock may fall.

Our operating results may fluctuate because the sales cycle for Traffic Server is long.

  To date, our customers have taken a long time to evaluate Traffic Server, and many people within our customers' organizations have been involved in the process. Along with our distribution partners, we spend a significant amount of time educating and providing information to our prospective customers regarding the use and benefits of Traffic Server. Even after purchase, our customers tend to deploy Traffic Server slowly and deliberately, depending on the skill set of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy Traffic Server. The long sales and implementation cycles for Traffic Server may cause license revenues and operating results to vary significantly from period to period.

Our success depends on our ability to expand our sales and support organizations.

  We will need to substantially expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require a sophisticated sales effort targeted at several people within our prospective customers' organizations. We have recently expanded our direct sales force and plan to hire additional sales personnel.

-------------------------------------------------------------------------------

Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical expertise in the computer network and telecommunications industry. Even with this expertise, our distribution partners generally require a significant amount of training and support from us. We cannot be sure that we will be successful in signing up desired distribution partners or that our distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

  Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers, new product lines (such as the recent addition of our shopping engine and directory engine) and the expanding needs of existing customers. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Our success depends on our ability to manage growing and changing operations.

  Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. At June 30, 1998, we had a total of 130 employees and at June 30, 1999 we had a total of 376 employees. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers, merchants and other third parties.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

  Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our portal services or facilitated by our Traffic Server product contains errors, third parties could make claims against us for losses incurred in reliance on this information. Further, there is the potential for product liability claims to be asserted against us by end-users who purchase goods and services through our shopping engine. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Internet-related laws could adversely affect our business.

  Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer

-------------------------------------------------------------------------------
protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

The network infrastructure market is rapidly changing and we must develop and introduce new products and technologies to remain competitive.

  The network infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. The increasing scope of our business has led us to allocate additional resources to our current business opportunities and fewer resources to longer term projects. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products or purchase those of our competitors.

If we are unable to maintain our relationships with customers and the companies that supply and distribute our products, we may have difficulty selling our products and services.

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

  We have from time to time licensed components from others such as reporting functions and security features and incorporated them into our products and services. If these licensed components are not maintained, it could impair the functionality of our products and services and require us to obtain alternative products from other sources or to develop this software internally, either of which could involve costs and delays as well as diversion of engineering resources.

We may not be able to recruit and retain the personnel we need to succeed.

  We intend to hire a significant number of additional sales, support, marketing, and research and development personnel. Competition for these individuals is intense, and we may not be able to attract or retain additional highly qualified personnel in the future. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. In addition, our products and technologies are complex, and we are substantially dependent upon the continued service of our existing engineering personnel, and especially our founders. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have key person life insurance policies covering any of our employees.

Any acquisitions that we make could adversely affect our operations or financial results.

  We have purchased two companies during the past twelve months and intend to continue to invest in or acquire complementary companies, products or technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

--------------------------------------------------------------------------------

Our efforts to increase our presence in markets outside of the United States may be unsuccessful and could result in losses.

  We market and sell our products in the United States and internationally. We have offices in England, France, Germany, Japan and Korea to market and sell our products in those countries and surrounding regions. We plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be sure that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, other inherent risks may apply to international operations, including:

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

Our failure to protect our intellectual property rights could adversely affect our ability to compete.

  Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be sure that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Intellectual property claims against us could cause our business to suffer.

  Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Lycos has announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it may bring actions against companies that it believes are infringing this patent in the future. We also believe that many of our competitors in the network cache business and the portal services business have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. We cannot be sure that Lycos or other third parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

-------------------------------------------------------------------------------

If our products or the products upon which we depend malfunction because of Year 2000 problems, our operations may be interrupted and we may be subject to warranty and product liability claims.

  Our software products operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. Despite investigation and testing by us and our partners, our software products and the underlying systems and protocols running our products may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations.

Our stock price is volatile.

  The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of Internet-related companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

--------------------------------------------------------------------------------

                          Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number
------

2.1 (2) Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2 (5) Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
3.2 (3)    Amended and Restated Certificate of Incorporation of Inktomi.
3.2a (6) Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4 (3)    Bylaws of Inktomi.
4.1 (3)    Specimen Common Stock Certificate.
10.1 (3) Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2 (3)   1998 Stock Plan and form of agreement thereunder.
10.3 (3)   1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4 (3)   1996 Equity Incentive Plan and form of agreement thereunder.
10.5 (3) Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6 (3) Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7 (1) Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.8 (3) Sublease Agreement dated November 27, 1996 between Inktomi and Macromedia, Inc.
10.9 (3) Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.10      Reserved for future use.
10.11+ (3) Information Services Agreement dated as of April 1, 1998 between
           Inktomi and Wired Digital, Inc.
10.12+ (3) Information Services Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
10.13+ (3) Software Development Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
10.14+ (3) Software Hosting Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
10.15+ (3) Loan Agreement dated as of July 27, 1997 between Inktomi and
           Microsoft Corporation.
10.16 (3)  Security Agreement dated as of July 27, 1997 between Inktomi and
           Microsoft Corporation.
10.17+ (3) Escrow Agreement dated as of July 29, 1997 among Inktomi, Data
           Base, Inc., and Microsoft Corporation.
10.18      Reserved for future use.
10.19 (1)  First Amendment dated July 13, 1998 to Office Lease dated July 31,
           1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.20 (1)  Office Lease dated October 9, 1998 between Inktomi and WHFST Real
           Estate Limited Partnership, a Delaware limited partnership.
10.21 (1)  C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22 (2)  Registration Rights Agreement dated September 25, 1998 between
           Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1)
10.23 (4)  1998 Nonstatutory Stock Option Plan and form of agreement thereunder

-------------------------------------------------------------------------------

10.24 (5) Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in
          Exhibit 2.2).
10.25 (6) Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
27.1      Financial Data Schedules.
_______________

(1) Incorporated by reference from Inktomi's Registration Statement on Form S-1 # (Reg. No. 333-66661), as amended.
(2) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended.
(3) Incorporated by reference from Inktomi's Registration Statement on Form S-1 # (Reg. No. 333-50247), as amended.
(4) Incorporated by reference from Inktomi's Registration Statement on Form S-8 # (Reg. No. 333-71037)
(5) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
(6) Incorporated by reference from Inktomi's Quarterly Report on form 10-Q filed with the Commission on May 17, 1999.
     + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

(b)  Reports on Form 8-K

     Inktomi filed a Current Report on Form 8-K dated May 13, 1999 to report under Item 2 thereof the acquisition of Impulse! Buy Network, Inc. Financial statements were not required to be filed as part of the report.


--------------------------------------------------------------------------------

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                   Inktomi Corporation


Date:  August 16, 1999             By:    /s/   Jerry M. Kennelly
                                      -------------------------------
                                        Jerry M. Kennelly,
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (duly authorized officer and
                                         principal financial officer)


-------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

(a)  Exhibits

Exhibit
Number
------

2.1 (2) Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2 (5) Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
3.2 (3)    Amended and Restated Certificate of Incorporation of Inktomi.
3.2a (6) Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4 (3)    Bylaws of Inktomi.
4.1 (3)    Specimen Common Stock Certificate.
10.1 (3) Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2 (3)   1998 Stock Plan and form of agreement thereunder.
10.3 (3)   1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4 (3)   1996 Equity Incentive Plan and form of agreement thereunder.
10.5 (3) Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6 (3) Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7 (1) Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.8 (3) Sublease Agreement dated November 27, 1996 between Inktomi and Macromedia, Inc.
10.9 (3) Office Lease dated July 31, 1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.10      Reserved for future use.
10.11+ (3) Information Services Agreement dated as of April 1, 1998 between
           Inktomi and Wired Digital, Inc.
10.12+ (3) Information Services Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
10.13+ (3) Software Development Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
10.14+ (3) Software Hosting Agreement dated as of July 27, 1997 between
           Inktomi and Microsoft Corporation.
10.15+ (3) Loan Agreement dated as of July 27, 1997 between Inktomi and
           Microsoft Corporation.
10.16 (3)  Security Agreement dated as of July 27, 1997 between Inktomi and
           Microsoft Corporation.
10.17+ (3) Escrow Agreement dated as of July 29, 1997 among Inktomi, Data
           Base, Inc., and Microsoft Corporation.
10.18      Reserved for future use.
10.19 (1)  First Amendment dated July 13, 1998 to Office Lease dated July 31,
           1997 between Inktomi and Norfolk Atrium, a California limited partnership.
10.20 (1)  Office Lease dated October 9, 1998 between Inktomi and WHFST Real
           Estate Limited Partnership, a Delaware limited partnership.
10.21 (1)  C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22 (2)  Registration Rights Agreement dated September 25, 1998 between
           Inktomi and former stockholders of C2B Technologies Inc. (included in
           Exhibit 2.1)
10.23 (4)  1998 Nonstatutory Stock Option Plan and form of agreement thereunder
10.24 (5)  Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.25 (6)  Amendment dated January 28, 1999 to Amended and Restated Loan and
           Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
27.1       Financial Data Schedules.
--------------------------------------------------------------------------------

--------------------
(1) Incorporated by reference from Inktomi's Registration Statement on Form S-1 # (Reg. No. 333-66661), as amended.
(2) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended.
(3) Incorporated by reference from Inktomi's Registration Statement on Form S-1 # (Reg. No. 333-50247), as amended.
(4) Incorporated by reference from Inktomi's Registration Statement on Form S-8 # (Reg. No. 333-71037)
(5) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
(6) Incorporated by reference from Inktomi's Quarterly Report on form 10-Q filed with the Commission on May 17, 1999.
   + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

(c)  Reports on Form 8-K

     Inktomi filed a Current Report on Form 8-K dated May 13, 1999 to report under Item 2 thereof the acquisition of Impulse! Buy Network, Inc. Financial statements were not required to be filed as part of the report.

------------------------------------------------------------------------------