Form 10-K
period 1999-09-30
INKTOMI CORP
filed 1999-12-29
CIK 1024302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the fiscal year ended September 30, 1999 or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from _____________________ to ________________.

  Commission File Number  0-24339

                              INKTOMI CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                       94-3238130
       (State of incorporation)     (I.R.S. Employer Identification No.)

                             4100 EAST THIRD AVENUE
                         FOSTER CITY, CALIFORNIA  94404
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (650) 653-2800

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No  ____
                                                -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the common stock on the Nasdaq National Market System on November 30, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,666,270,431. Shares of common stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's common stock, $0.001 par value, was 54,071,757 at November 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                              INKTOMI CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----
Part I
                    Item 1.     Business  ........................................................     1
                    Item 2.     Properties........................................................    10
                    Item 3.     Legal Proceedings  ...............................................    10
                    Item 4.     Submission of Matters to a Vote of Security Holders  .............    10

Part II
                    Item 5.     Market Registrant's Common Stock and Related Stockholder Matters..    10
                    Item 6.     Selected Financial Data  .........................................    11
                    Item 7.     Management's Discussion and Analysis of Financial Condition
                                and Results of Operation  ........................................    12
                    Item 8.     Financial Statements and Supplemental Data  ......................    24
                    Item 9.     Changes and Disagreements with Accountants on Accounting and
                                Financial Disclosure  ............................................    24

Part III
                    Item 10.    Directors and Executive Officers of the Registrant  ..............    24
                    Item 11.    Executive Compensation  ..........................................    24
                    Item 12.    Security Ownership of Certain Beneficial Owners and Management....    24
                    Item 13.    Certain Relationships and Related Transactions  ..................    24

Part IV
                    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...    24

Signatures  ......................................................................................    27

Financial Statements  ............................................................................    F-1


     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our network products and portal services, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with providers of leading Internet technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading "Factors Affecting Operating Results" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation." These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated.

  We incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, "Inktomi," "we," "us," and "our" refer to Inktomi Corporation and its subsidiaries.

                                     PART I

ITEM 1.    BUSINESS

Overview

     We are a leading provider of scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks, particularly the Internet. Our applications fall into two broad categories: network products and portal services. Our network products applications consist of the Traffic Server network cache platform, Content Delivery Suite and associated Traffic Server extensions. These products are intended to provide a complete infrastructure solution for the distribution, delivery and management of content and applications. Our current portal services applications include search, shopping and directory services and are offered to Internet portal and web site customers.

Industry Background

     International Data Corporation estimates that there were approximately 159 million users of the Internet at the end of 1998 and that the number of users will grow to 410 million by the end of 2002. The dramatic growth in the number of Internet users and the availability of powerful new tools for the development and distribution of Internet content have led to a proliferation of useful information and services on the Internet, including electronic commerce, online magazines, e-mail services, specialized news feeds, interactive games, and educational and entertainment applications. Although primarily text and graphics-based today, information and services available on the Internet are increasingly incorporating multimedia components such as video and audio clips. The availability of richer content and services is attracting greater numbers of Internet users, fueling a cycle of growth where more users demand more information, and more information attracts more users.

     To accommodate and manage increasing traffic, network providers must continually expand and upgrade their networks as well as improve connectivity to other regional networks. Similarly, Internet portals and other providers of online services such as search, electronic commerce, e-mail and chat must scale and enhance their services to keep pace with the growth in user demand and available information. The technical challenges and on-going investments associated with maintaining and upgrading the systems required to provide these services are substantial. Continued increases in the volume, variety and richness of information will magnify these challenges.

     To date, network providers have primarily attempted to meet increasing demand by installing additional telephone lines, fiber optic cable, routers and switches, and by deploying data compression and multiplexing technologies. These equipment-based approaches focus exclusively on expanding bandwidth capacity by increasing the number of lines over which data can be transmitted or increasing the volume of data that can be transported over existing lines. However, these approaches do not address the fundamental architectural shortcomings of these networks. As a result, they have not generated and cannot generate sufficient bandwidth to keep pace with the anticipated growth in traffic. Moreover, these approaches are labor-intensive, slow and costly to implement and do not enable the provision of differentiated levels of service.

     Other approaches employed by network providers, such as client and proxy server-based caching, are designed to enhance the efficiency of data distribution by reducing the amount of redundant network traffic. Web browsers and proxy servers each contain caches that store data, eliminating the need to traverse the entire network to reacquire data. Browser-based caches, however, are small and only address the needs of individual users. Proxy server-based caches can serve large workgroups, but generally are not scalable beyond several hundred users and can themselves become network bottlenecks.

     Internet portals and other online service providers have primarily addressed the growth in user demand and available information by deploying larger computing systems to run their services. At times, this growth has substantially outpaced their ability to deploy these systems, forcing service providers to limit the availability or functionality of their services or to reduce the number of users utilizing the service. Deploying larger computing systems is expensive and difficult to accomplish on an incremental basis. Limiting the availability or functionality of the service and reducing the number of users can result in lost revenue and can alienate end users.

     We believe that in order for the Internet to scale cost-effectively, network and service providers must deploy a new layer of high-performance software throughout the network infrastructure. This software must efficiently leverage the Internet's existing and future network hardware infrastructure to intelligently manage and distribute increasingly more and richer content.

The Inktomi Solution

     We develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks, particularly the Internet. Utilizing our coupled cluster architecture and dataflow and concept induction technologies, our network products and portal services are specifically designed to address the challenges posed by the explosive growth in the number of network users, documents and services, and the resultant increase in traffic volume and electronic commerce. Our architecture and technology enable us to provide applications with the following benefits:

     Scalability. Our coupled cluster software architecture enables multiple workstations collaborating via high-speed connections to function as one extremely powerful computer. The architecture is designed to scale without limit and without significant deterioration in performance as additional workstations are added to the cluster. Furthermore, the architecture facilitates the "hot" addition of incremental workstations, without any negative impact on existing cluster operations.

     Efficiency. Our dataflow technology enables a single workstation to efficiently process up to thousands of operations simultaneously, as compared to traditional software architectures that can only process up to tens or hundreds of operations simultaneously before experiencing significant performance degradation. This technology greatly improves the performance of each workstation within the cluster which increases the efficiency of data throughput.

     High System Availability. Our coupled cluster software architecture enables our applications to be fault-tolerant. If any workstation within the cluster fails, the cluster management software reassigns the task load among the remaining workstations running the application. When the failed workstation is restored, tasks are intelligently reassigned to the newly functioning workstation. Since each workstation has its own buses, power supply and disk drives, system availability is maintained because the failure of an individual workstation generally does not cause the failure of the entire cluster.

     Price/Performance. Clusters consist of relatively inexpensive, commodity workstations and require a significantly smaller initial hardware investment than mainframe or large SMP-based systems of comparable computing power. When a coupled cluster system requires additional capacity, one or more workstations can be added on an incremental, "pay-as-you-go" basis. In contrast, when a mainframe or large SMP-based system reaches full capacity, the existing system must be replaced with a larger system or an additional system must be added with similar capabilities. Each of these alternatives requires a substantial capital outlay and still may not achieve the same performance capabilities as a cluster-based system.

     Interoperability. Our software architecture is designed to interoperate with standard central processing unit (CPU) architectures and operating systems. Our approach is distinguished from that of hardware vendors that may seek to preserve the market for their network equipment by supporting only their proprietary operating systems or closed CPU architectures. Our architecture extends the useful life of customer hardware investments by seamlessly supporting different generations of workstations in any given cluster.

     Manageability. Our coupled cluster software architecture was designed from the outset to manage large clusters of workstations easily from a single management station. The architecture enables cluster managers to monitor and configure the entire system, either on-site or remotely, through a standard Web browser interface.

Strategy

     Our strategy is to be the leading provider of scalable software applications specifically designed to address the distributed data management challenges posed by rapidly growing global information networks. Key elements of our strategy are:

     Leverage Core Technology to Develop Multiple Applications. The core of our clustering technology was initially developed by some of our key employees at the University of California at Berkeley in 1994, and has been designed from the start to serve as the foundation for a variety of scalable software applications. Since that time, we have substantially modified and enhanced the initial technology and developed additional core technologies such as our dataflow and concept induction technologies to complement the clustering technology. In addition, we have invested significant time and resources in creating a structured product development process and have successfully recruited computer scientists, engineers and software developers with expertise and advanced degrees in the areas of massively parallel computing, coupled cluster computing, software dataflow operations and mathematics. We believe that our technology, personnel and development process will enable us to enhance our existing products and to develop new scalable software applications to meet the needs of network and online service providers.

     Target Traffic Server at Large Network Providers. We are initially targeting telecommunications carriers and Internet service providers for our Traffic Server network cache platform. Traffic Server is a high-performance caching solution that is designed to be sufficiently scalable to handle massive and growing network traffic volumes. Network providers are spending billions of dollars domestically and internationally to increase bandwidth through the deployment of expensive network hardware intended to speed data transfer and increase capacity. Despite this investment, demand for bandwidth continues to outpace the ability of network providers to increase capacity. We believe that Traffic Server provides a more compelling value proposition for these customers because it reduces redundant traffic, thereby increasing available bandwidth at a substantially lower cost.

     Establish Traffic Server as the de Facto Standard. We intend to establish and maintain Traffic Server as the leading cache solution for large-scale networks. We have initially targeted network providers that operate the largest and most complex networks, and have designed Traffic Server to serve as a platform that easily integrates into their existing network infrastructures. We believe that adoption of Traffic Server by these leading providers will validate our technology and facilitate broad market acceptance, as well as further our objective of establishing Traffic Server in the corporate marketplace. In addition, we believe that, in the absence of standardized approaches to network caching, the opportunity currently exists for us to establish Traffic Server as the platform of choice through its adoption and implementation by high profile network providers.

     Become the Technology Provider of Choice to Online Service Providers. We believe that we can leverage our scalable software architecture to develop and provide multiple services to Internet portals and other online service providers. In the early days of the Internet, online service providers primarily focused on providing a single service to end users, such as search, e-mail, online magazines and interactive games. As the Internet has matured, many online service providers have expanded their service offerings and fostered online communities in an effort to attract and retain increasing numbers of end users. The goal of these Internet portals and other online service providers has been to build brand and user loyalty and to diversify and enhance their sources of direct and indirect revenue. However, the addition of new services and the significant increase in the size and complexity of the Internet requires substantial on-going investments and technological expertise in order to maintain and upgrade the quality of the services provided. We believe these factors will lead many companies to outsource services such as their search and online shopping capabilities rather than develop and maintain them in-house.

     Develop Direct and Indirect Distribution Channels. Our sales strategy is to pursue opportunities with large accounts through our direct sales force, and to penetrate various targeted market segments through multiple indirect distribution channels. We have established a direct sales force covering the United States and Canada as well as a direct sales force in England, France and Germany to address the European market. We intend to increase the size of our direct sales force and to establish additional sales offices domestically and internationally. We plan to complement our direct sales force by establishing multiple indirect distribution channels including OEMs, resellers, systems integrators and joint marketing partners. These channels are intended to increase geographic sales coverage and to address mid-tier Internet service providers and large corporate customers.

     Pursue Strategic Investments and Acquisitions. The Internet infrastructure market is rapidly changing and intensely competitive. The growth of the Internet is creating business opportunities for companies to sell products and services to network and online service providers to enable them to provide new and improved services to their end users. In order to leverage our internal development capabilities to take advantage of these rapidly developing opportunities, we intend to acquire and invest in complementary businesses, products and technologies. For example, since September 1998, we have acquired three companies to accelerate our entry into the online shopping business and to enhance our network products offering. We believe this strategy will enable us to meet the increasingly sophisticated needs of our customers, rapidly expand our product offerings and take advantage of new market opportunities.

Products

     We develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks, particularly the Internet. Our software applications are built upon powerful core technology and currently consist of network products and portal services.

  Network Products

     Traffic Server. Our Traffic Server application is the foundation of our network products offerings. Traffic Server is a network cache platform designed to enable network providers to manage bandwidth resources more effectively, significantly improve the quality of service for their end users, and offer new and differentiating value-added services. We are targeting Traffic Server to organizations that provide Internet access, hosting and broadband services, as well as those of enterprise networks, both domestically and internationally.

     At the core of Traffic Server is a highly scalable, high-performance cache server that is designed to reduce Internet congestion and increase overall network efficiency. Information available on traditional data networks is stored in a single source location. An end user interested in particular information establishes contact with the source computer on the network and initiates a request for the information. Once contact is established with the source computer, the information is compiled and sent over the network to the end user's computer. Multiple end users initiating multiple requests leads to redundant transmission of the same information over the network, resulting in network congestion and data access and information delivery bottlenecks. Redundant traffic strains the network and consumes bandwidth.

     Traffic Server is based on the premise that it is less expensive to store information than to move it. Traffic Server stores or "caches" local copies of frequently accessed information in dedicated storage systems in proximity to the user. Requests for information are managed by Traffic Server, which determines if the requested information is located in the cache. If so, the information is accessed directly from the cache, thereby avoiding the need to traverse the entire network. If the information is not located in the cache, the information is accessed and retrieved from the source computer. The information is then stored in the cache and is thus made available to subsequent users. In this way, Traffic Server intelligently eliminates redundant traffic and smoothes traffic patterns, thereby leveraging and enhancing existing bandwidth within the network. In addition, Traffic Server is designed to be particularly effective in alleviating information delivery bottlenecks during peak periods of network usage and bursts in traffic volume driven by news and other significant events, thereby significantly enhancing the online experience for the end user.

     Once installed in a network, Traffic Server acts as an intermediary between end-user clients and information residing on the network, interacting with nearly all data flows over the network. This enables Traffic Server to function as a platform for a wide variety of value-added services that network providers can offer their end users. These services today include advanced media streaming, distributed web hosting and content distribution, interactive applications and software-on-demand, content filtering, and content transformation for devices such as set-top boxes and wireless telephones. We have formed strategic alliances with several companies to develop and deliver products enabling each of these services. For example, we teamed with RealNetworks to develop the Traffic Server Media IXT, the industry's first streaming media cache. Media IXT is a software plug-in component to Traffic Server that integrates the audio and video streaming capabilities of the RealNetworks G2 server into Traffic Server. This allows our customers who choose to implement Media IXT with Traffic Server to cache media files and stream them to end users in a way that gives users the highest-quality media experience possible for their connection speed. We have also designed Traffic Server as an open platform with flexible application programming interfaces
(APIs) in order to enable other third-party software developers to easily integrate the functionality of their products with Traffic Server.

     Traffic Server has been designed to integrate quickly and easily into existing network infrastructures. Traffic Server runs on standard off-the-shelf workstations, including workstations made by Sun, Compaq and Silicon Graphics, and workstations based on Intel-architecture, running on standard operating systems, including Solaris, Compaq Tru64, UNIX, IRIX, FreeBSD and Windows NT. Traffic Server inter-operates with standard Internet equipment, is compatible with standard Web browsers and supports an array of popular Internet protocols, including HTTP, FTP, RTSP, NNTP, ICP and SNMP. We license Traffic Server based on the number of CPUs running the software. Upgrade subscriptions, support and maintenance, and add-on components such as the Media Cache Option are priced separately.

     Content Distribution Suite. Our Content Delivery Suite is a robust software solution for content and application distribution, delivery and management. As more complex information is being delivered to increasing numbers of users, locating content at many delivery points that are geographically closer to end users is important to performance and availability. Our Content Delivery Suite provides all of the tools needed to distribute diverse Internet content across network servers and caches, and to manage and monitor distributed content and applications. The Content Delivery Suite includes the Content Distributor, which proactively distributes and synchronizes content and applications across live servers and caches within global networks, and the Content Manager, which manages and monitors the performance, usage and availability of distributed content in real time. These tools integrate seamlessly with our Traffic Server network cache platform for content storage and the delivery of content services. Together, Content Delivery Suite and Traffic Server are intended to provide a complete infrastructure solution for the distribution, delivery and management of content and applications. We license the Content Distribution Suite based on the number of CPUs running the software and provide upgrade subscriptions, support and maintenance separately.

 Portal Services

  Our second primary business focus is on providing infrastructure services to Internet portals and other online service providers. We believe the significant increase in the size and complexity of the Internet together with the technological challenges and investments associated with developing and maintaining robust online services provide an incentive for portals and other online service providers to outsource many critical services rather than develop and maintain these services in-house. By outsourcing these critical services, portals and other online service providers can concentrate on administering key aspects of their online business, including branding, advertising sales, end-user marketing and publicity, and business development. Currently, our portal services offerings consist of Internet search services, shopping services and directory services. These services can be deployed independently or collectively as a single, integrated product offering.

     Search Engine. We entered the Internet search engine market in May 1996 with the launch of HotBot, a search service powered by our search engine and marketed by Wired Digital. HotBot has garnered broad media acclaim and won numerous awards.

     The Inktomi search engine enables our customers to provide a variety of online search services to end users. We use the Inktomi search engine to provide information search services to our customers, who in turn incorporate these services into their online offerings to end users. We provide and manage all hardware, software and operational aspects of the Inktomi search engine and the associated database of Internet content. We also provide the customer with a programming interface and software tools to enable the customer to custom design its search service user interface. The user interface communicates with the Inktomi search engine via a communication protocol, called the Inktomi Data Protocol. Separating the user interface enables this portion of the service to reside in a different physical location from the Inktomi search engine and to run on the customer's choice of computing equipment. In addition, the customer can customize the user interface as to look and feel and functionality and can change the user interface at any time without affecting the operation of the Inktomi search engine. This turn-key model allows us to serve multiple customers while continuing to concentrate on developing our core search engine technology.

     The Inktomi search engine consists of a crawler, an indexer and search engine servers. The crawler and indexer are software programs that collect and organize information, and store that information on the cluster of search engine servers. The search engine servers are a collection of workstations that are linked together as a coupled cluster through the use of Inktomi's software.
The search engine servers provide powerful full-text query operations, including full Boolean support, date restrictions and the recognition of multimedia files and other embedded objects. Search results are relevance-ranked using state-of-the-art text indexing and concept induction methods. Advanced searching features allow end users to specify the number and types of responses to a search query and to submit specific documents not currently indexed to the Inktomi database.

     We spend substantial time and resources enhancing our core search engine technology and developing new functionality and service offerings for our customers. In addition to our core search services, we have developed and offer premium search services whereby we crawl, index and host specific sets of content designated by the customer. The content can be the customer's own content or specified third-party content, and can be searched by end users as a distinct database or seamlessly integrated with and searched as part of the master Inktomi Internet database. In addition, we offer custom data blending services whereby we tag content selected by a customer in our database and promote, demote or eliminate this content from the list of results returned in response to designated search queries. In each of these cases, the customer can offer a customized and differentiated search experience for its end users.

     We generate search service revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue sharing plans, license fees and maintenance fees. Our search services revenues result primarily from the number of end-user searches that are processed by the Inktomi search engine and the level of advertising revenue generated by customers.

     Shopping Engine. We entered the online shopping market in December 1998 by releasing the initial version of the Inktomi shopping engine, a high-performance shopping application designed to handle the complex challenges of bringing online consumers and merchants together and facilitating transactions between them. We are developing the Inktomi shopping engine as a platform to provide a comprehensive shopping experience for online consumers, enabling them to quickly and easily locate products of interest, compare features and prices among products, and locate and purchase these products through participating online merchants. Similar to our search engine application, we do not provide shopping services through our own branded online shopping site; rather, we make the shopping engine available to Internet portals and other web site customers who can, in turn, provide online shopping services through their sites to end users.

     The Inktomi shopping engine is designed to provide portals and other web site customers with a complete infrastructure to enable their end users to purchase goods and services online. We are developing the Inktomi shopping engine to function the way consumers already shop by seamlessly integrating all aspects of the online shopping process, from expert advice and word of mouth comparisons, to bargain hunting and comparison shopping. Through the Inktomi shopping engine, online consumers today can access more than four million products across 14 categories of products and services, and quickly and easily purchase these products online through participating merchants. For shoppers who generally know what product they want but not the brand or model, the Inktomi shopping engine enables end users to access consumer reviews and product guides to make an evaluation among several alternatives.

     Similar to our search engine application, we provide and manage all hardware, software and operational aspects of the Inktomi shopping engine and the associated databases of product libraries, product reviews and purchasing locations. This includes collecting, organizing, storing and updating vast quantities of electronic product information, and presenting this information for display to end users. We also provide our customers with a programming interface and software tools to enable them to maintain and customize the look and feel of their shopping service user interface. Access to the back-end shopping engine is provided through the Inktomi Data Protocol.

     The online shopping market is in a rapid state of evolution with a wide variety of companies, including large Internet portals, online merchants, online merchant aggregators, auction sites and other web sites, expending substantial funds to develop brand recognition and large bases of end user consumers. We are still developing and refining the business model for our Internet shopping engine in light of this rapidly changing business environment. We continue to anticipate that revenues will be generated by revenue-sharing arrangements with online merchants, and by per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. The success of our shopping engine will largely depend on a variety of factors, many of which are outside of our control.

     Directory Engine. In June 1999, we launched our directory engine, the first customizable, automated solution for the creation and maintenance of Internet directories. Traditionally, Internet directories have relied on human editors alone to systematically review web pages and categorize them into a directory structure. As the number of documents on the Internet continues to grow, this manual process will become more cumbersome and expensive as more editors are required to examine and categorize more documents. The Inktomi directory engine addresses this problem by automating the production of Internet directories to deliver better scalability and more efficient directory management.

     The Inktomi directory engine uses our new concept induction technology to automatically analyze and categorize millions of documents. Concept induction incorporates sophisticated algorithms that can be trained to associate certain web pages with specific categories within any desired classification scheme. This is done through complex statistical analyses of word and phrase structures against a pre-specified set of training documents. Once trained to recognize specific categories of classification, the algorithms can analyze a massive number of unrelated documents and sort them into specified classification schemes.

     As with our other portal services, we provide the Inktomi directory engine to Internet portal and other web site customers on a private label basis and manage all of the back-end hardware and operations. We provide our customers with software tools to develop the front-end user interface and with access to the directory engine through the Inktomi Data Protocol. The Inktomi directory engine is flexible and supports a range of deployment options.

     We have developed our suite of portal services to enable customers to incorporate their own content and communities to create unique online services that enhance end-user loyalty and revenue opportunities. The suite of portal services is engineered to tightly integrate data and functionality across applications.

Technology

     Our coupled cluster software architecture and dataflow and concept induction technologies have been designed to serve as the foundation for a variety of scalable network products. Our coupled cluster software architecture enables multiple workstations to function together as one extremely powerful computer, our dataflow technology enhances the operating efficiency of individual workstations within the cluster and our concept induction technology enables the automatic classification of content. Certain key employees of Inktomi initiated their work on cluster computing at the University of California at Berkeley in 1994 under a grant from the U.S. Department of Defense Advanced Research Projects Agency to develop networks of workstations with the performance capabilities of supercomputers, but at substantially lower cost. We have licensed aspects of this early work, which we have significantly modified and enhanced. We developed our dataflow and concept induction technologies internally.

     Our coupled cluster software architecture provides the foundation for the scalability, high availability, fault tolerance and price/performance characteristics of our applications. Our coupled cluster architecture is based on sophisticated parallel processing techniques that disaggregate tasks and assign them to individual workstations (or nodes) within the cluster. In order to maximize performance, nodes within a cluster are connected to each other through a high-speed local area network. We have developed complementary proprietary software that enables the cluster to be managed as if it were a single node, ensuring consistent configurations and reducing both administrative costs and the possibility of error. The management software also enables centralized monitoring (via a standard Web browser) of the full cluster through any individual node. In the event of a node failure, that node's responsibilities and IP address are automatically reassigned to other nodes. In addition, nodes may be added or swapped without interrupting the operations of the cluster and any changes are automatically recognized and incorporated by the management software. These two features contribute to enhanced scalability, significantly greater system availability and reduced administrative costs.

     Our dataflow technology provides a framework for building applications that focus on input/output ("I/O") and data movement. It bypasses the operating system to directly handle management tasks such as CPU scheduling, network I/O and memory allocation. We have designed our dataflow technology from the ground up to address the unique problems of accessing data over variable-speed Internet connections. This technology is capable of supporting thousands of simultaneous operations per node, thus maintaining high CPU and memory utilization despite hundreds of slow network connections. This capability greatly improves the performance of individual nodes as they are able to process several operations while waiting for responses to earlier commands or queries, thereby substantially eliminating idle time.

     Our concept induction technology provides the foundation for the classification of content. The technology incorporates sophisticated algorithms that can be trained to associate certain web pages with specific categories within any desired classification scheme. This is done through complex statistical analyses of word and phrase structures against a pre-specified set of training documents. Once trained to recognize specific categories of classification, the algorithms can analyze a massive number of unrelated documents and sort them into initial classification schemes. Concept induction technology can be used for a number of functions, including automatic directory services for search engines, recognition of like content for comparison shopping services, and pre-programmed directory services for content providers.

     In addition to our core coupled cluster software architecture and dataflow and concept induction technologies, we have developed technologies in several important related areas, including information retrieval, secure remote cluster management and object databases for network caches. We intend to continue to develop new technologies, as well as enhance and extend our core technology, in order to bring new scalable software applications to market.

Sales and Marketing

     Our sales strategy is to pursue opportunities with large accounts through a direct sales force, and to penetrate various targeted market segments through multiple indirect distribution channels.

     We maintain direct sales personnel domestically in Atlanta, Boston, Chicago, Dallas, Denver, Foster City (California), Los Angeles, McLean (Virginia), Seattle and New York. Our direct sales force is organized into individual account teams, each consisting of a sales representative and a systems engineer. We generate leads from contacts made through seminars, conferences, trade shows, customers and an ongoing public relations program. We qualify the leads and assign an account team to major prospective customers.
The account team initiates the sales process, which generally involves multiple presentations to information technology and business professionals within the prospective customer's organization. In addition, sales of the Traffic Server and Content Distribution Suite applications generally include a pilot implementation, successful completion and testing of which is a prerequisite to full-scale deployment. We intend to increase the size of our direct sales force and to establish additional sales offices domestically and internationally.

     In order to achieve broad distribution of our products and services, we have established multiple indirect distribution channels, including OEMs, resellers, systems integrators and joint marketing partners. These channels are intended to increase geographic sales coverage and to address mid-tier Internet service providers and large corporate customers.

     We believe it is important to have a strong international presence and intend to translate and localize our products and services to address international markets. We employ a mix of channels similar to our U.S. model through the use of OEMs, resellers and systems integrators. We have established a subsidiary in England and sales offices in France and Germany to address the European market and subsidiaries in Japan and Korea to support channel partners in the Asia-Pacific region. We intend to hire additional sales and marketing personnel in these offices and to establish additional offices to support our international operations.

     We conduct a variety of programs worldwide to stimulate market demand for our products, including public relations activities, advertising, trade shows and collateral development. These programs are focused on our target markets and are designed to create awareness and generate sales leads.

Customer Service and Support

     We believe that a high level of customer service and support is critical to the successful marketing and sale of our products. We are developing a comprehensive service and support organization to manage customer accounts and expect to provide an increasing level of support as our network products and portal services are deployed across a range of customers, both domestically and internationally. We currently provide support for our products and services from our California, Virginia, England and Japan locations. We plan to establish additional service and support sites internationally commensurate with customer needs.

     We provide a base level of technical support to our customers through maintenance and support agreements. The base level of support includes assistance with installation, configuration and initial set-up of the application, run-time support, and software maintenance releases. For additional fees, a customer may choose to receive software upgrades, training and support during extended hours. We generally provide our base level of support via e-mail, our web site, fax and telephone.

     We also provide a variety of professional services to our customers. These services include customer network evaluation and implementation guidance, assistance with installation, configuration and initial set-up of the application at the customer's facility, and cluster growth and other scaling recommendations. We expect to expand the variety of these services as necessary to meet the growing needs of our customers.

     The complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers, new product lines and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Research and Development

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology, and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves all functional groups and all levels within Inktomi and is designed to provide the framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market successfully. In addition, we have actively recruited and hired key computer scientists, engineers and software developers with expertise and degrees in the areas of massively parallel computing, coupled cluster computing, software dataflow operations and mathematics, and have complemented these individuals by hiring senior management with extensive backgrounds in the network infrastructure, enterprise software and Internet industries. Through this mix of personnel, we strive to create and maintain an environment of rapid innovation and product development.

     Since inception, we have focused our research and development efforts on developing and enhancing our coupled cluster software architecture and dataflow technology and on applying these technologies to our search engine and Traffic Server network cache products. More recently, we have devoted significant efforts to developing the initial versions of our shopping engine and directory engine and to creating our concept induction technology to tightly integrate our search engine, shopping engine and directory engine applications together. We are currently working on adding features and functionality across each of our current applications, developing value-added service modules for use in conjunction with Traffic Server and enhancing our Content Delivery Suite. Our research and development expenses totaled $27.1 million, $13.5 million, and $5.1 million for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

Competition

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

     In the market for network cache solutions, we compete on the basis of performance, scalability, data throughput, ease of integration and manageability. Competition in the network cache market continues to intensify as market segmentation is increasing, new solutions are coming to market and several companies are forming technology alliances and OEM relationships to sell their products. We directly compete against several other companies that sell network caching products, including CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell and Spyglass. We also compete against freeware caching solutions including CERN, Harvest and Squid. In addition, we compete against companies that provide content distribution services including Akamai Technologies. Further, we are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Traffic Server. We also believe that Traffic Server may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

     In the market for providing outsourced search and directory services, we compete on the basis of performance, OEM customization, scalability, price, relevance of results and user response time. We compete with a number of companies to provide Internet search and directory services, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. Traditionally, our competitors have provided search/directory services directly to end-users through their own web sites and have supplied search/directory services to third-party web sites as a supplement to this business. However, we are facing increased competition from several newer competitors that are following our business model of providing Internet search/directory services primarily to Internet portals and other web site customers. These newer competitors have focused on search result relevance and ease of use in providing their services, and many of them have recently completed significant financings or initial public offerings. We currently compete with companies including Alta Vista, Ask Jeeves, Direct Hit Technologies, FAST Search and Transfer, Google, Infoseek, LookSmart, Lycos, Netscape Open Directory and Northern Light. In addition, large media companies, such as The Walt Disney Company and NBC Enterprises, and other Internet-based companies such as America Online and Excite@Home, have recently made investments in or acquired Internet search engine companies, and we believe that other large media enterprises may enter or expand their presence in the Internet search and directory market, either directly or indirectly through collaborations or other strategic alliances.

     The market for our shopping engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other OEM providers of shopping technologies and services including Bottom Dollar, InfoSpace and mySimon, third party merchant aggregators including Affinia, SnapShot and WizShop, and Internet portals and other captive marketplace web sites, including Amazon.com, America Online, Excite@Home, Lycos and Yahoo!. We believe the principal factors that will draw end-users to an online shopping application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. We have little or no control over many of these factors.

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

Proprietary Rights

     Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. In addition, our portal services technology systems collect end-user and transaction information, which we use to deliver services to our customers and merchant partners. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content, copying, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our portal services or facilitated by our Traffic Server product contains errors, third parties could make claims against us for losses incurred in reliance on this information. Further, there is the potential for product liability claims to be asserted against us by end-users who purchase goods and services through our shopping engine. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Lycos has announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it may bring actions against companies that it believes are infringing this patent in the future. We also believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to Inktomi for informational purposes. We cannot be sure that Lycos or other third parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

Employees

     We had 505 full-time employees as of September 30, 1999. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 2.  PROPERTIES

     We lease approximately 177,000 square feet of office space in Foster City, California, which serves as our corporate headquarters. This lease expires in September 2010. This lease provides us with an option to expand into a total of approximately 241,000 square feet beginning in September 2004 and provides an option to purchase the site from months 13 through 59.

     We also lease space in Atlanta, Boston, Chicago, Dallas, Denver, Frankfurt (Germany), London, Los Angeles, McLean (Virginia), Munich, Needham (Massachusetts), Paris, Seattle, Seoul and Tokyo. The McLean, Virginia lease covers approximately 6,200 square feet and expires in August 2003, the London lease covers approximately 3,500 square feet and expires in June 2009, and the Tokyo lease covers approximately 3,500 square feet and expires in April 2001. The Needham, Massachusetts lease covers approximately 15,000 square feet and was assumed in connection with our acquisition of WebSpective Software. The remaining leases are executive office leases and have terms of 12 months or less.

ITEM 3.  LEGAL PROCEEDINGS

     We are not involved in any material legal proceedings at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "INKT" since our initial public offering on June 10, 1998. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                            High         Low
                                                                            ----         ---
               Fiscal 1998:
                     Third Quarter (from June 10, 1998)..............     $ 22.88      $ 9.00
                     Fourth Quarter..................................       44.38       19.50
               Fiscal 1999:
                     First Quarter...................................       79.25       26.56
                     Second Quarter..................................       94.88       52.06
                     Third Quarter...................................      159.13       82.00
                     Fourth Quarter..................................      145.13       91.00
               Fiscal 2000:
                     First Quarter (through December 23, 1999).......      197.25       93.82

  As of November 30, 1999, there were approximately 1,197 holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

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


                                                                                Year Ended September 30,
                                                                                ------------------------
                                                                            1999          1998          1997
                                                                            ----          ----          ----
                                                                           (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues
 Network products  ...................................................     $ 40,964      $  7,962      $     60
 Portal services  ....................................................       30,261        12,476         5,725
                                                                           --------      --------      --------
     Total revenues  .................................................       71,225        20,438         5,785
Operating expenses
 Cost of revenues  ...................................................       12,662         4,888         1,512
 Sales and marketing  ................................................       52,759        21,940         7,835
 Research and development  ...........................................       27,140        13,455         5,134
 General and administrative  .........................................        6,394         4,095         1,487
 Acquisition related costs  ..........................................        1,110         1,018            --
                                                                           --------      --------      --------
     Total operating expenses  .......................................      100,065        45,396        15,968
                                                                           --------      --------      --------
Operating loss........................................................      (28,840)      (24,958)      (10,183)
Other income, net  ...................................................        4,669           424          (194)
                                                                           --------      --------      --------
     Net loss  .......................................................     $(24,171)     $(24,534)     $(10,377)
                                                                           ========      ========      ========

Basic and diluted net loss per share (1)  ............................       $(0.48)       $(0.63)       $(0.40)
                                                                           ========      ========      ========
Shares used in calculating basic and diluted net loss per share.......       49,915        39,130        25,954
                                                                           ========      ========      ========

Pro forma net loss per share to effect two-for-one
   stock split declared on December 3, 1999 (2):
Pro forma basic and diluted net loss per share
   (unaudited)  ......................................................       $(0.24)       $(0.31)       $(0.20)
                                                                           ========      ========      ========
Pro forma shares used in calculating basic and diluted net loss per
 share (unaudited)....................................................       99,830        78,260        51,908
                                                                           ========      ========      ========


                                                                                    September 30, 1999
                                                                                    ------------------
                                                                                      (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments....................                    $304,996
Working capital......................................................                     302,014
Total assets.........................................................                     376,271
Debt and capital lease obligations, less current portion.............                       6,124
Total stockholders' equity...........................................                     340,150

__________________________________
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute net loss per share.
(2) On December 3, 1999, Inktomi announced a two-for-one common stock split. On December 30, 1999, stockholders of record at the end of the day on December 14, 1999 will be entitled to receive one additional share (in the form of a 100% stock dividend) of Inktomi's common stock for every share they hold on that day. See Notes 1 and 15 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in the section titled "Factors Affecting Operating Results" set forth below.

Overview

     Inktomi was formed in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks, particularly the Internet. Our applications fall into two broad categories: network products and portal services. Our network products applications currently consist of the Traffic Server network cache platform and associated Media IXT applications, and our portal services offerings currently consist of our search engine, shopping engine and directory engine applications.

     Network products revenues are composed of Traffic Server and Media IXT licenses, consulting, support and maintenance fees. Traffic Server and Media IXT license fees are based on the number of CPUs running the software and are generally recognized upon shipment of the software. Consulting, support and maintenance fees are recognized ratably over the service period.

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

     In October 1999, we acquired WebSpective Software, Inc. ("WebSpective"), a developer of software solutions for content and application distribution, delivery and management, to supplement our network products offerings. We offer these software solutions as the Inktomi Content Distribution Suite. The acquisition of WebSpective will be accounted for as a pooling of interests. Financial results for historical periods will be restated to reflect the combined operations beginning in the quarter ended December 31, 1999. Inktomi expects to record acquisition costs of approximately $4.0 million in the quarter ending December 31, 1999 as a result of the acquisition, primarily for investment banking fees, accounting, legal and other expenses. WebSpective revenues from inception through September 30, 1999 were $3.2 million. WebSpective raised $12.4 million through various stock issuances since its inception in March 1997, and had net losses from inception to September 30, 1999 of $13.5 million.

     We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular in our shopping engine business as we continue to develop and enhance our shopping technology, solidify and refine the business model, and initiate new sales and marketing efforts. As a result, we will need to generate significant revenues to achieve and maintain profitability.

Result of Operations

     The following table sets forth our results of operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                                  For the Year Ended September 30,
                                                                                  --------------------------------
                                                                                       1999              1998
                                                                                       ----              ----
Revenues
 Network products  .....................................................                 57%              39%
 Portal services  ......................................................                 43%              61%
                                                                                        ----             ----
     Total revenues  ...................................................                100%             100%
Operating expenses
 Cost of revenues  .....................................................                 18%              24%
 Sales and marketing  ..................................................                 74%             107%
 Research and development  .............................................                 38%              66%
 General and administrative  ...........................................                  9%              20%
 Acquisition related costs  ............................................                  2%               5%
                                                                                        ----             ----
     Total operating expenses  .........................................                141%             222%
                                                                                        ----             ----
Operating loss  ........................................................                (41%)           (122%)
Other income, net  .....................................................                  7%               2%
                                                                                        ----             ----
     Net loss  .........................................................                (34%)           (120%)
                                                                                        ====             ====

Fiscal Years Ended September 30, 1999 and 1998

Revenues

     Total revenues were $71.2 million in the fiscal year ended September 30, 1999, an increase of $50.8 million or 248% over the year ended September 30, 1998. No customers individually represented over 10% of total revenues for the fiscal year ended September 30, 1999. For the fiscal year ended September 30, 1998, four customers each represented over 10% and, in the aggregate, accounted for approximately 77% of total revenues.

     Network products revenues totaled $41.0 million in fiscal 1999, representing an increase of $33.0 million or 414% over network products revenues of $8.0 million in fiscal 1998. Most of these revenues represented new Traffic Server license sales. For the year ended September 30, 1999, two customers represented 17% and 13% of all network products revenue, and for the year ended September 30, 1998, two customers represented 38% and 34% of all network products revenue.

     Portal services revenues totaled $30.3 million in fiscal 1999, representing an increase of $17.8 million or 143% over portal services revenues of $12.5 million in fiscal 1998. Most of the increase was the result of revenues generated from new search customers. The increase in portal services revenues was partially offset by a decrease in revenues recorded from the HotBot site as discussed below. For the year ended September 30, 1999, three customers represented 14%, 13% and 12% of all portal services revenue, and for the year ended September 30, 1998, two customers represented 57% and 20% of all portal services revenue.

     Historically, a significant portion of portal services revenues has been derived from the HotBot search service. From our inception through the first three months of fiscal 1999, HotBot was maintained by us and marketed by Wired Digital. During this period, we recorded the gross value of advertising revenues, including barter revenues, generated on the site and recorded amounts due to Wired Digital as marketing expense. In the second quarter of fiscal 1999, Wired Digital assumed maintenance of the HotBot site. Due to the change in our status as operator of the HotBot site, we recorded net revenues from HotBot for the remainder of the fiscal year ended September 30, 1999. Barter revenues represented 0% and 9% of total revenues recorded in fiscal 1999 and 1998 respectively.

Expenses

 Cost of Revenues

     Cost of revenues consist primarily of expenses related to the operation of our search and shopping services, which are primarily depreciation and network charges. Cost of revenues was $12.7 million for fiscal 1999, an increase of $7.8 million or 159% from fiscal 1998. The increase was due primarily to increased depreciation and network charges resulting from continued expansions of our data centers in California and the establishment of a data center in the United Kingdom during fiscal 1999. We expect cost of revenues to increase substantially in absolute dollars in the next few quarters as a result of expanded cluster operation costs.

 Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $52.8 million in fiscal 1999, an increase of $30.8 million or 140% from fiscal 1998. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States and overseas, expenses incurred in connection with attendance at trade shows and additional marketing programs, and increased sales commissions. The increase was partially offset by lower HotBot marketing expenses since we no longer record HotBot advertising revenues on a gross basis as a marketing expense, as described above. We expect that sales and marketing expenses will increase substantially in absolute dollars over the next few quarters as we hire additional sales and marketing personnel, initiate additional marketing programs to support each of our product lines, and establish sales offices in additional domestic and international locations.

  Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $27.1 million in fiscal 1999, an increase of $13.7 million or 102% over the comparable period in fiscal 1998. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our search engines and network products businesses, online shopping development, and increases in quality assurance, technical support and technical publications personnel. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will increase in absolute dollars in future periods. We have not capitalized any software development expenses to date.

  General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $6.4 million in fiscal 1999, an increase of $2.3 million or 56% over fiscal 1998. This increase was due primarily to an increase in the number of general and administrative personnel and increased accounting and legal costs incurred in connection with business activities.

  Acquisition-Related Charges

     In September 1998, we acquired C2B Technologies, a developer of online shopping software. We accounted for the acquisition as a pooling of interests. We recorded acquisition costs of approximately $1.0 million in fiscal 1998 as a result of the acquisition. The charge comprised C2B's financial advisory fees, facilities consolidation costs, and legal and accounting fees related to the transaction. As of September 30, 1999, all acquisition-related costs had been paid.

     In April 1999, we acquired Impulse! Buy Network, a developer of online merchandising software, to supplement the functionality of our shopping engine. We accounted for the acquisition as a pooling of interests. We recorded acquisition costs of approximately $1.1 million in fiscal 1999 as a result of the acquisition, primarily for accounting, legal and other expenses. As of September 30, 1999, all acquisition-related costs had been paid.

  Other Income and Expense, Net

     Other income and expense, net includes income on our cash and short-term investments, less expenses related to our debt and capital lease obligations. Other income and expense, net, totaled $4.7 million of income in fiscal 1999, compared to $0.4 million of income in fiscal 1998. Most of this increase was generated from interest income on proceeds from our August 1999 and November 1998 public offerings, partially offset by increased interest charges on debt and capital lease obligations. We also recognized losses for the abandonment of leasehold improvements and equipment with a net book value of approximately $1.9 million due to corporate relocation in fiscal 1999.

Fiscal Years Ended September 30, 1998 and 1997

Revenues

     Total revenues were $20.4 million in the year ended September 30, 1998, an increase of $14.7 million or 253% over the year ended September 30, 1997. Four customers each represented over 10% and, in the aggregate, 77% of total revenues for the year ended September 30, 1998. For the year ended September 30, 1997, two customers accounted for approximately 92% of total revenues.

     Network products revenues totaled $8.0 million in fiscal 1998. Most of these revenues represented new Traffic Server license fees. There were minimal network products revenues in fiscal 1997. Portal services revenues totaled $12.5 million in fiscal 1998, representing a 118% increase over the prior year. Most of this increase came from the provision of search services to new customers and, to a lesser extent, an increase in revenues from existing search customers.

     A significant portion of portal services revenues were derived from the HotBot search service maintained by us and marketed by Wired Digital. A portion of the advertising on the HotBot site was exchanged for advertisements on the Internet sites of other companies. The value of these advertisements was recognized as barter revenue by us. Barter revenues represented 28% of total revenues in fiscal 1997 and 9% in fiscal 1998.

Expenses

  Cost of Revenues

     Cost of revenues was $4.9 million for fiscal 1998, an increase of $3.4 million or 223% from fiscal 1997. The increase was due primarily to increased depreciation and network charges resulting from expansions of our data center in California during fiscal 1998, and the addition of a new service facility in Virginia in the third quarter of fiscal 1998.

  Sales and Marketing

     Sales and marketing expenses were $21.9 million in fiscal 1998, an increase of $14.1 million or 180% from fiscal 1997. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States and abroad, increased HotBot marketing expenses and other customer-related costs, and expenses incurred in connection with attendance at trade shows and additional marketing programs.

  Research and Development

     Research and development expenses were $13.5 million in fiscal 1998, an increase of $8.3 million or 162% over fiscal 1997. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our Portal Services and Network Products businesses, initial online shopping development, and increases in quality assurance, technical support and technical publications personnel.

  General and Administrative

     General and administrative expenses totaled $4.1 million in fiscal 1998, an increase of $2.6 million or 175% over fiscal 1997. This increase was due primarily to an increase in the number of general and administrative personnel and increased legal and accounting costs incurred in connection with business activities.

  Acquisition-Related Charges

     In September 1998, we acquired C2B Technologies, a developer of online shopping software. The transaction was accounted for as a pooling of interests. We incurred expenses of $1.0 million related to the transaction. The charge included C2B's financial advisory fees, facilities consolidation costs, and legal and accounting fees. Of the total charge, $0.7 million of the expenses were paid in fiscal 1998.

  Other Income and Expense, Net

     Interest income, net totaled $0.4 million of income in fiscal 1998, compared to a net other expense of $0.2 million in fiscal 1997. Most of this increase was generated from interest income on proceeds from our June 1998 initial public offering and prior preferred stock issuances, partially offset by increased interest charges on debt and capital lease obligations.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments totaled $305.0 million at September 30, 1999, up from $49.0 million at September 30, 1998. Most of the increase came from sales of common stock, partially offset by cash used in operations and the purchase of property and equipment.

     We used $21.3 million in cash used in operations in fiscal 1999, an increase of $5.9 million from the $15.4 million used in fiscal 1998. The increase in cash used in operations was primarily due to increases in accounts receivable and other assets, partially offset by increased depreciation, increases in accrued expenses and an increase in deferred revenue in the fiscal year ended September 30, 1999.

     We have made significant investments in equipment since inception. This equipment consists largely of computer servers, workstations and networking equipment. We invested $32.7 million and $6.9 million, respectively, in fiscal 1999 and 1998 primarily to further expand our Internet search engine service capacity, to launch and support our online shopping business and for leasehold improvements at our new corporate headquarters.

     From time to time, we have used debt and leases to partially finance capital purchases and intend to continue this practice until we begin generate cash from operations. We obtained an additional $4.1 million and $2.8 million in bank loans and added $5.3 million and $6.9 million, in capitalized leases to partially fund increased search and online shopping capacity in fiscal 1999 and 1998, respectively. At September 30, 1999, Inktomi had $13.3 million in total loans and capitalized lease obligations outstanding. The loans are collateralized by the underlying assets. Approximately $7.2 million of our debt at September 30, 1999 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time. In fiscal 1998, we sold $0.9 million of fixed assets to two leasing companies as part of sale-leaseback transactions.

     We raised $315.3 million, net of issuance costs, from equity sales during fiscal 1999. This includes $305.1 million from the sale of common stock and $11.2 million from stock option and warrant exercises.

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

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "0" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     We utilize a significant number of computer software programs and operating systems across our company. These programs and operating systems include proprietary and third party applications used in our Traffic Server network cache product, our Content Distribution Suite software, our search, directory and online shopping services, and our internal systems. To the extent that these applications are unable to appropriately process dates in the calendar year 2000, some level of modification or replacement may be necessary.

     We initiated our year 2000 compliance program in early 1998 by conducting a preliminary review of our Traffic Server and search engine software code and by performing preliminary tests on these applications to determine Year 2000 compliance. We also began making inquiries of the vendors of our essential internal business systems to assess their Year 2000 readiness. Since this time, we have increased the scope of our business operations, developed new versions of our Traffic Server and search engine software, acquired and enhanced our online shopping engine software, developed and released the first version of our directory engine software and acquired our Content Distribution Suite. This expansion led us to hire a full time Year 2000 project coordinator in early 1999 to manage our Year 2000 efforts. Under his direction, we developed a comprehensive Year 2000 compliance plan covering each of our software products, our search, directory and shopping services operations, and our internal business systems.

     We have completed a code review and testing of current versions of our Traffic Server software to ensure Year 2000 readiness. Based on this review and testing, we believe that these versions of our Traffic Server software, when configured and used in accordance with its documentation, correctly functions when used with Year 2000 date codes. Although we have reviewed the software code and tested earlier versions of our Traffic Server software and believe them to be Year 2000 compliant, we have not performed our suite of tests on these versions. We have recommended that our customers upgrade to our later Traffic Server versions.

     We have also reviewed the software code to our Content Distribution Suite, which we acquired through the acquisition of WebSpective Software, and performed limited testing. Based on this review and testing, we believe that our Content Distribution Suite, when configured and used in accordance with its documentation, correctly functions when used with Year 2000 date codes.

     Our Traffic Server software runs on several hardware platforms and associated operating systems, including those provided by Sun, Compaq and Silicon Graphics, and those based on Intel-architecture. Our Content Distribution Suite software runs on Sun and systems utilizing the Windows NT operating system. These software products are therefore dependent upon the correct processing of dates by these systems. We have reviewed information made publicly available by our hardware platform partners regarding Year 2000 compliance. Based on this review, we do not believe the underlying systems that operate in conjunction with our Traffic Server software or our Content Distribution Suite software contain material Year 2000 deficiencies in their latest releases.

     We have reviewed the software code for our search engine, directory engine and shopping engine software and performed testing on these applications. Based on this review and testing, we believe that these products correctly function when used with Year 2000 date codes.

     We provide our search, directory and shopping services from multiple computer clusters, most of which are housed at facilities operated by a single hosting provider in the United States. Search, directory and shopping services for certain European customers are generated from clusters housed at a single hosting provider in the United Kingdom. Our computer clusters are reliant on security, climate control and Internet connectivity, all of which are provided and maintained by the hosting providers. We have obtained affirmative documentation as to their Year 2000 readiness.

     Our software applications operate in accordance with several external Internet protocols, such as HTTP and NNTP, and are therefore dependent upon the correct processing of dates by these protocols. We have researched the date handling capabilities of these protocols and do not believe they contain material Year 2000 deficiencies.

     We use multiple software systems for our internal business purposes, including accounting, e-mail, development, human resources, customer service and support, and sales, most of which have been purchased in the last two years. We completed an inventory of our internal systems and reviewed the web sites of key system vendors to confirm the systems' Year 2000 readiness. The current versions of all key systems have been declared Year 2000 compliant by the vendors.

     To date, the costs incurred to perform the assessment of our Year 2000 readiness have not been material, and have consisted primarily of the cost of our project manager and labor costs for our quality assurance, software development and information technology personnel. Despite investigation and testing by us and our partners, our software products, and the underlying systems, services and protocols running our products may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations.

Factors Affecting Operating Results

     Interested persons should carefully consider the risks described below in evaluating Inktomi. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

We have a history of operating losses, expect to incur future losses, and cannot be certain that we will become a profitable company.

     Inktomi was founded in February 1996 and has a limited operating history. As of September 30, 1999, we had an accumulated deficit of $62.6 million. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of our business, and in particular in our shopping engine business as we continue to develop and enhance our shopping technology, solidify and refine the business model, and initiate new sales and marketing efforts. As a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot be sure that this growth will continue at the same rate or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be sure that we can sustain or increase profitability on a quarterly or annual basis in the future.

Our business substantially depends upon the success of our Traffic Server product.

     Our future growth substantially depends on the commercial success of our Traffic Server network cache product, which we have licensed to only a small number of customers. We are initially targeting telecommunications carriers and Internet service providers for our Traffic Server product, although we are expanding our customer prospects to include Internet hosting providers, OEM customers and large enterprise customers. Our ability to generate substantial and sustained revenues from our Traffic Server product is dependent upon achieving sales penetration in each of these market segments and significantly increasing the number of new and repeat customer transactions. The market for large-scale network caching is in its early stages, and we are not sure our target customers will widely adopt and deploy caching technology throughout their networks. Even if they do so, they may not choose our Traffic Server network cache product, because it does not include the features they require, they wish to outsource content distribution services to a third party vendor rather than directly implement caching in their networks, or for technical, cost, support or other reasons. Although we have tested our Traffic Server product prior to making it available to customers, we cannot be sure that we have found and fixed all significant performance errors. If our target customers do not widely adopt and purchase our Traffic Server product, our business, financial condition and results of operations will be adversely affected.

Our business would be harmed if customers choose not to use or promote our search and directory services.

     Revenues from our search and directory services result primarily from the number of end-user searches that are processed by our search engine and directory engine and the level of advertising revenue generated by our Internet portal and other web site customers. Our agreements with customers do not require them to direct end-users to our search or directory services or to use our search or directory services exclusively or at all. Accordingly, revenues from search and directory services are highly dependent upon the willingness of customers to promote and use the search and directory services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our search engine and directory engine, and the ability and willingness of customers to sell advertisements on the Internet pages viewed by end-users. Certain of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial.

Our entry into the online shopping business will require us to develop significant new capabilities and may not be successful.

     The online shopping market is in a rapid state of evolution with a wide variety of companies, including large Internet portals, online merchants, online merchant aggregators, auction sites and other web sites, expending substantial funds to develop brand recognition and large bases of end user consumers. We are still developing and refining the business model for our Internet shopping engine in light of this rapidly changing business environment. We continue to anticipate that revenues will be generated by revenue-sharing arrangements with online merchants, and by per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. The success of our shopping engine will largely depend on a variety of factors, many of which are outside of our control. These factors include:

     . our ability to establish and maintain strong relationships with customers and online merchants;
     . our ability to assemble a robust and varied database of products of interest to end user consumers;
     . the ability and willingness of our customers to promote our shopping services on their web sites;
     . the dollar volume of online purchases made by end users of our customers' web sites;
     . the ability of participating merchants to successfully merchandize their products through our shopping engine; and
     .  the level of advertising revenues generated by customers.

     We launched the first commercial version of our Internet shopping engine in mid-1999. Our shopping engine is designed to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information. The shopping engine is also designed to track and confirm purchases made by end-users of our customers' services and to generate invoices for our online merchants to pay revenue-sharing amounts to us. These are highly complex tasks. We have experienced some difficulty and delays in implementing our shopping service, stabilizing and optimizing our product database, consistently tracking end user consumer purchases and rolling out new features. We anticipate that resolving current technological challenges, developing required features to meet current customer commitments, and developing and deploying new features will require significant additional expenses and management and development resources. We have made significant investments in our online shopping business and expect to continue to do so. This investment has been and will continue to be required in advance of generating revenues, which have not been significant to date and are expected to be modest for the next few quarters. We cannot be sure that our entry into the online shopping business will be successful.

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

     Competition in the network cache market continues to intensify as market segmentation is increasing, new solutions are coming to market and several companies are forming technology alliances and OEM relationships to sell their products. We directly compete against several other companies that sell network caching products, including CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell and Spyglass. We also compete against freeware caching solutions including CERN, Harvest and Squid. In addition, we compete against companies that provide content distribution services including Akamai Technologies, Inc. Further, we are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Traffic Server. We also believe that Traffic Server may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

     We compete with a number of companies to provide Internet search and directory services, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. Traditionally, our competitors have provided search/directory services directly to end-users through their own web sites and have supplied search/directory services to third-party web sites as a supplement to this business. However, we are facing increased competition from several newer competitors that are following our business model of providing Internet search/directory services primarily to Internet portals and other web site customers. These newer competitors have focused on search result relevance and ease of use in providing their services, and many of them have recently completed significant financings or initial public offerings. We currently compete with companies including Alta Vista, Ask Jeeves, Direct Hit Technologies, FAST Search and Transfer, Google, Infoseek, LookSmart, Lycos, Netscape Open Directory and Northern Light. In addition, large media companies, such as The Walt Disney Company and NBC Enterprises, and other Internet-based companies such as America Online and Excite@Home, have recently made investments in or acquired Internet search engine companies, and we believe that other large media enterprises may enter or expand their presence in the Internet search and directory market, either directly or indirectly through collaborations or other strategic alliances.

     The market for our shopping engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other OEM providers of shopping technologies and services including Bottom Dollar, InfoSpace and mySimon, third party merchant aggregators including Affinia, SnapShot and WizShop, and Internet portals and other captive marketplace web sites, including Amazon.com, America Online, Excite@Home, Lycos and Yahoo!. We believe the principal factors that will draw end-users to an online shopping application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. We have little or no control over many of these factors.

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

     We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract, or in the case of our search engine business, if there is a decline in usage of any customer's search service, our revenues would be adversely affected. In addition, potential customers of Inktomi and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. Also, we cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

If we do not meet performance requirements in our Portal Services agreements, customers may cancel our service or choose a different service.

     Our search engine, directory engine and shopping engine agreements typically include specific performance requirements, including the features provided, reliability, processing speed, size of the Internet database maintained, number of merchants and products within the database, and frequency of updating the database. In addition, we believe it is important to maintain features and functionality that are not explicitly covered in our agreements, such as high relevance of search and product results. The growing volume of search queries processed by our search engine and the frequency with which we update our portal services to include additional functionality have placed some strain on our operational capability to meet customer requirements. If we do not meet these requirements, customers may cancel our service or choose to use a different service.

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

     Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. We plan to significantly increase our operating expenses to enhance and support our online shopping business, expand our sales and marketing operations, broaden our customer support capabilities, establish new data centers, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons set forth above or for any other reason could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

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

     We will need to substantially expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require a sophisticated sales effort targeted at several people within our prospective customers' organizations. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical expertise in the computer network and telecommunications industry. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take several quarters before any of our distribution partners will develop the expertise and skills we believe necessary to effectively sell our products. We cannot be sure that we will be successful in signing up desired distribution partners or that our distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

     Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers, new product lines (such as the recent addition of our directory engine), the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Our success depends on our ability to manage growing and changing operations.

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems, personnel and other resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers, merchants and other third parties.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

     Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. In addition, our portal services technology systems collect end-user and transaction information, which we use to deliver services to our customers and merchant partners. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content, copying, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our portal services or facilitated by our Traffic Server product contains errors, third parties could make claims against us for losses incurred in reliance on this information. Further, there is the potential for product liability claims to be asserted against us by end-users who purchase goods and services through our shopping engine. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

The Internet infrastructure market is rapidly changing and we must develop and introduce new products and technologies to remain competitive.

       The Internet infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. The increasing scope of our business has led us to allocate additional resources to our current business opportunities and fewer resources to longer term projects. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products or purchase those of our competitors.

If we are unable to maintain our relationships with customers and the companies that supply and distribute our products, we may have difficulty selling our products and services.

     We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, Internet technology and service providers, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, enhance our product and service offering, and expand our sales, marketing and distribution capabilities. If we are unable to develop key relationships or maintain and enhance existing relationships, we may have difficulty selling our products and services.

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

     We have purchased three companies since September 1998 and intend to continue to invest in or acquire complementary companies, products or technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

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

     Our success and ability to compete are substantially dependent upon our internally developed technology. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be sure that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Intellectual property claims against us could cause our business to suffer.

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Lycos has announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it may bring actions against companies that it believes are infringing this patent in the future. We also believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to Inktomi for informational purposes. We cannot be sure that Lycos or other third parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors-- Nominees" and "Management--Executive Officers" contained in our definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the, Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with
Section 16(a) of the Exchange Act" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Director Compensation," "Management--Summary Compensation Table," "Management--Option Grants in Last Fiscal Year," "Management--Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Management--Employment Agreement" contained in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships is incorporated by reference to the section entitled "Certain Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)    Financial Statements:
                                                                            Page
                                                                            ----
            Report of Independent Accountants............................   F-1
            Consolidated Balance Sheets at September 30, 1999 and 1998...   F-2
            Consolidated Statements of Operations - Fiscal Years
            Ended September 30, 1999, 1998, and 1997.....................   F-3
            Consolidated Statements of Stockholders' Equity - Fiscal
            Years ended September 30, 1999, 1998, and 1997...............   F-4
            Consolidated Statements of Cash Flows -
            Fiscal Years ended September 30, 1999, 1998, and 1997........   F-5
            Notes to Consolidated Financial Statements...................   F-6

(2) Financial Statement Schedules:

    All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

    Exhibit
    Number
    ------

    2.1(2)    Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
    2.2(5)    Agreement and Plan of Reorganization by and among Inktomi, IC
              Acquisition Corp. and Impulse! Buy Network, Inc.
    2.3(7)    Agreement and Plan of Reorganization by and among Inktomi, WS
              Acquisition Corp. and WebSpective Software, Inc.
    3.2(3)    Amended and Restated Certificate of Incorporation of Inktomi.
    3.2a(6)   Amendment to Amended and Restated Certificate of Incorporation of
              Inktomi.
    3.4(3)    Bylaws of Inktomi.
    4.1(3)    Specimen Common Stock Certificate.
    10.1(3)   Form of Indemnification Agreement between Inktomi and each of its directors and officers.
    10.2(3)   1998 Stock Plan and form of agreement thereunder.
    10.3(3)   1998 Employee Stock Purchase Plan and form of agreements
              thereunder.
    10.4(3)   1996 Equity Incentive Plan and form of agreement thereunder.
    10.5(3)   Fifth Amended and Restated Investors' Rights Agreement dated as
              February 13, 1998 among Inktomi and certain of its security holders named therein.
    10.6(3)   Executive Employment Agreement dated as of July 1, 1996 between
              Inktomi and David C. Peterschmidt.
    10.7      Reserved for future use.
    10.8      Reserved for future use.
    10.9      Reserved for future use.
    10.10     Reserved for future use.
    10.11     Reserved for future use.
    10.12     Reserved for future use.
    10.13     Reserved for future use.
    10.14     Reserved for future use.
    10.15     Reserved for future use.
    10.16     Reserved for future use.
    10.17     Reserved for future use.
    10.18     Reserved for future use.
    10.19     Reserved for future use.
    10.20(1)  Office Lease dated October 9, 1998 between Inktomi and WHFST Real
              Estate Limited Partnership, a Delaware limited partnership.
    10.21(1)  C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
    10.22(2)  Registration Rights Agreement dated September 25, 1998 between
              Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1)
    10.23(4)  1998 Nonstatutory Stock Option Plan and form of agreement thereunder
    10.24(5)  Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders
              (included in Exhibit 2.2).
    10.25(6)  Amendment dated January 28, 1999 to Amended and Restated Loan and
              Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
    10.26(8)  Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder
    10.27(9)  WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997
              Stock Option Plan and form of agreement thereunder.
    10.28(7)  Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders
              (included in Exhibit 2.3).
    21.1      Subsidiaries of Inktomi
    23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants
    24.1      Power of Attorney (see page 27)
    27.1      Financial Data Schedules.

          -----------------------
          (1) Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
          (2) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.
          (3) Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
          (4) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-71037)
          (5) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
          (6) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.
          (7) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.
          (8) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-80195).
          (9) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-89581).

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K dated October 15, 1999 to report under Item 2 thereof the acquisition of WebSpective Software, Inc. We filed an amendment dated November 5, 1999 to this Current Report on Form 8-K to include the required Supplementary Consolidated Financial Statements required under the report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 1999.

                                    INKTOMI CORPORATION


                                    /S/ DAVID C. PETERSCHMIDT
                                    -------------------------
                                    David C. Peterschmidt
                                    Chairman of the Board, President
                                    and Chief Executive Officer


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

              Signature                                        Title                                     Date
              ---------                                        -----                                     ----
/S/ DAVID C. PETERSCHMIDT               Chairman of the Board, President, Chief Executive          December 28, 1999
------------------------------          Officer (Principal Executive Officer)
 David C. Peterschmidt

/S/ JERRY M. KENNELLY                   Vice President of Finance and Chief Financial              December 28, 1999
------------------------------          Officer (Principal Financial and Accounting
 Jerry M. Kennelly                      Officer)

/S/ FRANK GILL                          Director                                                   December 28, 1999
------------------------------
 Frank Gill

/S/ ALAN F. SHUGART                     Director                                                   December 28, 1999
------------------------------
 Alan F. Shugart

/S/ ERIC A. BREWER                      Director                                                   December 28, 1999
------------------------------
 Eric A. Brewer

/S/ JOHN A. PORTER                      Director                                                   December 28, 1999
------------------------------
 John A. Porter

/S/ FREDRIC W. HARMAN                   Director                                                   December 28, 1999
------------------------------
 Fredric W. Harman

                              INKTOMI CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants  .............................................................................    F-2

Consolidated Balance Sheets  ...................................................................................    F-3

Consolidated Statements of Operations  .........................................................................    F-4

Consolidated Statements of Changes in Stockholders' Equity  ....................................................    F-5

Consolidated Statements of Cash Flows  .........................................................................    F-6

Notes to Consolidated Financial Statements  ....................................................................    F-7


The reader of these consolidated financial statements should also refer Inktomi's Form 8K/A filed on November 5, 1999. The supplementary financial statements contained therein give retroactive effect to the merger on October 1, 1999 with WebSpective Software, Inc. which was accounted for as a pooling of interests.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Inktomi Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Inktomi Corporation and its subsidiaries at September 30, 1999 and 1998 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California
October 21, 1999

                              INKTOMI CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                                        September 30,
                                                                                                        -------------
                                                                                                  1999                1998
                                                                                                  ----                ----

                                                Assets
Current assets
  Cash and cash equivalents  ............................................................      $ 79,926            $ 29,267
  Short-term investments  ...............................................................       225,070              19,690
                                                                                               --------            --------
   Total cash, cash equivalents and short-term investments  .............................       304,996              48,957
  Accounts receivable, net of allowances of $3,282 and $632, respectively  ..............        23,007               5,089
  Prepaid expenses and other current assets  ............................................         3,280                 588
                                                                                               --------            --------
   Total current assets  ................................................................       331,283              54,634
Property and equipment, net  ............................................................        42,882              17,516
Security deposits and other long-term assets  ...........................................         2,106                 211
                                                                                               --------            --------
   Total assets  ........................................................................      $376,271            $ 72,361
                                                                                               ========            ========

                                 Liabilities and Stockholders' Equity

Current liabilities
  Current portion of notes payable  .....................................................      $  4,722            $  3,832
  Current portion of capital lease obligations  .........................................         2,481               2,054
  Accounts payable  .....................................................................         6,240               4,938
  Accrued liabilities  ..................................................................        12,974               6,764
  Deferred revenue  .....................................................................         2,852               1,370
                                                                                               --------            --------
   Total current liabilities  ...........................................................        29,269              18,958
  Notes payable  ........................................................................         3,671               4,236
  Capital lease obligations, less current portion  ......................................         2,453               4,646
  Other liabilities  ....................................................................           728                  --
                                                                                               --------            --------
   Total liabilities  ...................................................................        36,121              27,840
Commitments (Notes 4 and 6)
Stockholders' equity
  Common Stock, $0.001 par value; Authorized:
   300,000 and 100,000 at September 30, 1999 and 1998, respectively;
           Outstanding: 53,036 and 47,476 at September 30, 1999 and 1998, respectively...            53                  47
  Additional paid-in capital  ...........................................................       403,501              86,106
  Deferred compensation and other equity  ...............................................        (2,234)             (3,137)
  Accumulated other comprehensive income (loss)  ........................................         1,447                 (49)
  Accumulated deficit  ..................................................................       (62,617)            (38,446)
                                                                                               --------            --------
   Total stockholders' equity  ..........................................................       340,150              44,521
                                                                                               --------            --------
   Total liabilities and stockholders' equity  ..........................................      $376,271            $ 72,361
                                                                                               ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INKTOMI CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                    For the Years Ended September 30,
                                                                    ---------------------------------
                                                             1999                 1998                 1997
                                                             ----                 ----                 ----
Revenues
 Network products  .....................................    $ 40,964             $  7,962             $     60
 Portal services  ......................................      30,261               12,476                5,725
                                                            --------             --------             --------
     Total revenues  ...................................      71,225               20,438                5,785
Operating expenses
 Cost of revenues  .....................................      12,662                4,888                1,512
 Sales and marketing  ..................................      52,759               21,940                7,835
 Research and development  .............................      27,140               13,455                5,134
 General and administrative  ...........................       6,394                4,095                1,487
 Acquisition related costs  ............................       1,110                1,018                   --
                                                            --------             --------             --------
     Total operating expenses  .........................     100,065               45,396               15,968
                                                            --------             --------             --------
Operating loss  ........................................     (28,840)             (24,958)             (10,183)
Other income, net  .....................................       4,669                  424                 (194)
                                                            --------             --------             --------
     Net loss  .........................................    $(24,171)            $(24,534)            $(10,377)
                                                            ========             ========             ========

Basic and diluted net loss per share  ..................      $(0.48)              $(0.63)              $(0.40)
                                                            ========             ========             ========
Shares used in calculating basic and diluted net
 loss per share.........................................      49,915               39,130               25,954
                                                            ========             ========             ========

Pro forma net loss per share to effect two-for-one
   stock split declared on December 3, 1999:
Pro forma basic and diluted net loss per share
   (unaudited)  ........................................      $(0.24)              $(0.31)              $(0.20)
                                                            ========             ========             ========
Pro forma shares used in calculating basic and
 diluted net loss per share (unaudited).................      99,830               78,260               51,908
                                                            ========             ========             ========








  The accompanying notes are an integral part of these consolidated financial statements.

                              INKTOMI CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended September 30, 1999, 1998 and 1997
                                 (in thousands)



                                    Convertible                                                               Accumulated
                                  Preferred Stock                     Additional    Deferred                     Other
                                -------------------     Common Stock   Paid-in    Compensation  Accumulated   Comprehensive
                                Shares       Amount    Shares  Amount  Capital      & Other       Deficit      Income (Loss)  Total
                                ------       ------    ------  ------  -------      -------       -------      -------------  -----
Balances, October 1, 1996........  10,072      $ 10     4,934     $ 5    $  4,402      $(2,542)    $ (3,535)    $   --     $ (1,660)
Net loss.........................                                                                   (10,377)                (10,377)
                                                                                                                            --------
   Total comprehensive loss......                                                                                           (10,377)
                                                                                                                            --------
Issuance of Common Stock for
 cash, notes, or services,
 including for exercise of
 options and warrants............                       6,990       7       3,346          (69)                               3,284
Issuance of Preferred Stock,
 net of issuance costs of $109...   4,786         5                         9,672                                             9,677
Issuance of Preferred Stock upon
 conversion of note payable......      80                                     200                                               200
Forgiveness of note payable
 related to transfer of
    technology...................                                                        3,133                                3,133
Issuance of Preferred Stock
 warrants........................                                                          490                                  490
Stock compensation in
 connection with issuance of
 stock options...................                                             103         (103)                                  --
                                   ------       ---    ------     ---    --------      --------    ---------   -------     ---------
Balances, September 30, 1997.....  14,938        15    11,924      12      17,723          909      (13,912)       --         4,747
Foreign currency translation.....                                                                                 (49)          (49)
Net loss.........................                                                                   (24,534)                (24,534)
                                                                                                                            --------
   Total comprehensive loss......                                                                                           (24,583)
                                                                                                                            --------
Issuance of Preferred Stock,
 net of issuance costs of $1,128.   3,298         3                        12,884                                            12,887
Issuance of Common Stock for
 cash, notes, or services,
 including for exercise of
 options and warrants............                       9,476       9      48,632       (1,653)                              46,988
Exercise of Preferred Stock
 warrants........................   1,225         1                         4,071                                             4,072
Conversion of Preferred Stock
 to Common Stock................. (19,461)      (19)   26,076      26          (7)                                               --
Stock compensation in
 connection with issuance of
 stock options by Inktomi and
 acquired company................                                           2,803       (2,393)                                 410
                                   ------       ---    ------     ---    --------      --------    ---------   -------     ---------
Balances, September 30, 1998.....      --        --    47,476      47      86,106       (3,137)     (38,446)      (49)       44,521
Foreign currency translation.....                                                                                (126)         (126)
Unrealized gain on short-term
 investments.....................                                                                               1,622         1,622
Net loss.........................                                                                   (24,171)                (24,171)
                                                                                                                            --------
   Total comprehensive loss......                                                                                           (22,675)
                                                                                                                            --------
Issuance of Common Stock in
 public offerings, net of
 issuance costs of $1143.........                       3,780       4     305,104                                           305,108
Issuance of Common Stock for
 cash or notes, including for
 exercise of options and
     warrants....................                       1,780       2      10,244         (239)                              10,007
Stock compensation in connection
 with issuance of stock options
 by Inktomi and acquired company.                                           2,047         (843)                               1,204
Amortization of stock
 compensation....................                                                        1,319                                1,319
Repayment of stockholder loans...                                                          666                                  666
                                   ------       ---    ------     ---    --------      --------    ---------   -------     ---------
Balances, September 30, 1999..... $   --      $  --    53,036     $53    $403,501      $(2,234)    $(62,617)   $1,447      $340,150
                                   ======       ===    ======     ===    ========      ========    =========   =======     =========





  The accompanying notes are an integral part of these consolidated financial statements.

                              INKTOMI CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                         For the Year Ended September 30,
                                                                         --------------------------------
                                                                        1999            1998           1997
                                                                        ----            ----           ----

Cash flows from operating activities:
 Net loss  ........................................................    $ (24,171)        $(24,534)      $(10,377)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization  ..................................       10,685            3,763          1,347
  Provision for doubtful accounts  ................................        2,650              551             30
  Stock based compensation  .......................................        1,319              980            145
  Abandonment loss on property and equipment  .....................        1,881               --             46
   Changes in operating assets and liabilities
   Accounts receivable  ...........................................      (20,568)          (4,811)          (732)
   Prepaid expenses and other assets  .............................       (2,837)             (53)          (285)
   Accounts payable  ..............................................        1,302            2,436            227
   Deferred revenue  ..............................................        1,482              656            715
   Accrued liabilities and other  .................................        6,938            5,655            689
                                                                       ---------         --------       --------
    Net cash used in operating activities  ........................      (21,319)         (15,357)        (8,195)

Cash flows from investing activities:
 Purchases of short-term investments  .............................     (680,622)         (32,771)            --
 Proceeds from the sale of short-term investments  ................      476,864           13,091             --
 Loan receivable from employee  ...................................       (1,750)             (86)            --
 Purchase of equipment  ...........................................      (32,667)          (6,882)        (6,002)
 Proceeds from sale of property and equipment  ....................           --              928             --
                                                                       ---------         --------       --------
    Net cash used in investing activities  ........................     (238,175)         (25,720)        (6,002)

Cash flows from financing activities:
 Proceeds from notes payable  .....................................        4,065            2,845          9,786
 Repayments on notes payable  .....................................       (3,740)          (2,296)        (2,267)
 Payments on obligations under capital leases  ....................       (7,031)            (336)            --
 Proceeds from stockholder loans  .................................          666               --             --
 Proceeds from issuance of Preferred Stock, net of issuance costs..           --           16,186         10,167
 Proceeds from exercise of stock options and warrants  ............       11,211            4,962            777
 Proceeds from issuance of Common Stock, net of issuance costs  ...      305,108           41,988          2,362
                                                                       ---------         --------       --------
    Net cash provided by financing activities  ....................      310,279           63,349         20,825
                                                                       ---------         --------       --------
Effect of exchange rates on cash and cash equivalents  ............         (126)             (49)            --
Increase in cash and cash equivalents  ............................       50,659           22,223          6,628
Cash and cash equivalents at beginning of period  .................       29,267            7,044            416
                                                                       ---------         --------       --------
Cash and cash equivalents at end of period  .......................    $  79,926         $ 29,267       $  7,044
                                                                       =========         ========       ========


Supplemental Disclosure of Cash Flow Information:
Accounts payable related to purchase of property and equipment  ...    $     686         $  1,473       $    413
                                                                       =========         ========       ========
Forgiveness of note payable related to technology acquired  .......    $      --         $     --       $  3,133
                                                                       =========         ========       ========
Exercise of Common Stock options in exchange for note receivable  .    $      --         $    666       $     93
                                                                       =========         ========       ========
Stock options issued as compensation for services rendered  .......    $      --         $     36       $     93
                                                                       =========         ========       ========
Conversion of note payable into Preferred Stock  ..................    $      --         $     --       $    200
                                                                       =========         ========       ========
Assets acquired under capital lease  ..............................    $   5,265         $  6,939       $     --
                                                                       =========         ========       ========
Cash paid for interest  ...........................................    $  (1,481)        $   (605)      $   (267)
                                                                       =========         ========       ========
Common Stock issued in exchange for prepaid advertising  ..........    $      --         $    285       $     --
                                                                       =========         ========       ========




  The accompanying notes are an integral part of these consolidated financial statements

                              INKTOMI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Significant Accounting Policies:

 Organization:

  Inktomi Corporation ("Inktomi" or the "Company") was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. From February 1996 to May 1996, Inktomi's operations consisted primarily of start-up activities, including research and development of Inktomi's core coupled cluster software architecture and data flow technology, personnel recruiting and capital raising. In May 1996, Inktomi released the first commercial application based on its core technology, a search engine that enables customers to provide a variety of Internet search services to end users. In December 1997, Inktomi began licensing Traffic Server, Inktomi's second application, a large-scale network cache designed to address capacity constraints in high-traffic network routes. In September 1998, Inktomi initiated its third application through its acquisition of C\2\B Technologies Inc. ("C\2\B"), a developer of online shopping technology. The Company issued 3,782,628 shares of its Common Stock in exchange for all of the outstanding shares of C\2\B. C\2\B recognized no revenues since inception, raised $5.9 million through various stock issuances, and recorded losses of $1.7 million and $5.0 million for the years ended September 30, 1997 and 1998 respectively. The transaction was accounted for as a pooling of interests. In April 1999, Inktomi acquired Impulse! Buy Network, Inc. ("Impulse! Buy"), a developer of online merchandising software, to supplement the functionality of the shopping engine. Under the terms of the merger agreement, Inktomi acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Impulse! Buy in exchange for 899,967 shares of Inktomi Common Stock. The transaction was accounted for as a pooling of interests. Impulse! Buy revenues since inception, were not significant. Impulse! Buy raised $4.3 million through various stock issuances in 1997 and 1998 and had net losses of $2.2 million in the year ended September 30, 1998.

 Stock Splits:

  In May 1998, Inktomi's Board of Directors and stockholders approved a 2:3 reverse stock split of the Company's Common Stock.

  In December 1998, Inktomi's Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of the Company's Common Stock.

  On December 3, 1999, Inktomi announced a two-for-one Common Stock split. On December 30, 1999, stockholders of record at the end of the day on December 14, 1999 will be entitled to receive one additional share (in the form of a 100% stock dividend) of Inktomi's Common Stock for every share they hold on that day.

  Historical weighted average shares outstanding and loss per share amounts have been restated to reflect the May 1998 and December 1998 stock splits and the pooling of interests with C2B and Impulse! Buy. Pro forma weighted average shares outstanding and loss per share amounts have been stated to reflect the stock split to occur on December 30, 1999.

 Reclassifications:

     Certain fiscal 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

 Principles of Consolidation:

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Inktomi Limited, a United Kingdom subsidiary formed in October 1997 and Inktomi KK, a Japanese subsidiary formed in July 1999. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

                              INKTOMI CORPORATION

 Cash and Cash Equivalents:

  Cash and cash equivalents are stated at cost, which approximates fair value. The Company includes in cash equivalents all highly liquid investments which mature within three months of their purchase date. Cash equivalents consist primarily of high-grade commercial paper and money market funds.

 Short-Term Investments:

  Short-term investments are comprised primarily of debt and equity securities and are classified as available-for-sale investments. The carrying value of debt and equity securities are adjusted to fair value with a resulting adjustment to stockholders' equity. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and have been minimal through September 30, 1999. All available-for-sale investments have maturity dates of less than one year.

  At September 30, 1999, short-term investments also include equity investments totaling $5.1 million in companies whose shares not yet freely tradable. These equity investments are accounted for according to Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock, and are recorded at cost and reduced for other than temporary reductions in value.

 Property and Equipment:

  Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. Any gains or losses on the disposal of property and equipment are recorded in the period of disposition. Assets held under capital lease and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or remaining lease term. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense.

 Software Development Costs:

  Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility which, for the Company, is upon completion of a working model. To date, such amounts have been insignificant, and accordingly, the Company has charged all software development costs to research and development expense.

 Marketing and Advertising Costs:

     The Company's policy is to expense marketing and advertising costs as they are incurred. Expenses for Inktomi's marketing and advertising programs were approximately $9.7 million, $3.0 million, and $0.9 million in the years ended September 30, 1999, 1998, and 1997, respectively.

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

                              INKTOMI CORPORATION

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

 Impairment of Long-Lived Assets:

  The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognized losses for the abandonment of leasehold improvements and equipment with a net book value of $1,881,000 due to corporate relocation in fiscal 1999.

 Revenue Recognition:

     In October 1998, Inktomi adopted SOP 97-2, Software Revenue Recognition, which was amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, and SOP 98-9, Software Revenue Recognition. SOP No. 97-2, as amended, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement has not materially impacted the Company's revenues, results of operations or financial position.

  Inktomi generates search services revenues (included in portal services revenues) through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, license fees and/or maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed.

  Barter revenues and expenses are recorded at the fair value of services provided or received, whichever is more readily determinable in the circumstances. Revenues and expenses from advertising barter transactions are recognized upon delivery. Inktomi did not record revenue and expenses from barter agreements in the year ended September 30, 1999. Barter revenues and expenses were approximately $1.8 million and $1.6 million for the years ended September 30, 1998 and 1997, respectively.

  Network Products revenues represent primarily license, maintenance, upgrade and distribution fees for the Company's Traffic Server product. License and distribution fees are typically recognized when the software is delivered and all significant obligations have been met. Maintenance and upgrade revenues are recognized ratably over the life of support and upgrade agreements.

 Accounting for Stock-Based Compensation:

     The Company accounts for stock-based compensation agreements in accordance with the provisions of APB No. 25, Accounting for Stock Issues to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock.

 Acquisition-Related Charges:

     In April 1999, we acquired Impulse! Buy Network, a developer of online merchandising software, to supplement the functionality of our shopping engine. We accounted for the acquisition as a pooling of interests. This discussion reflects our acquisition of Impulse! Buy Network. We recorded acquisition costs of approximately $1.1 million in fiscal 1999 as a result of the acquisition, primarily for accounting, legal and other expenses. As of September 30, 1999, all acquisition-related costs had been paid.

                              INKTOMI CORPORATION

     In the fourth quarter of fiscal 1998, Inktomi acquired C2B Technologies, a developer of online shopping software. The transaction was accounted for as a pooling of interests. We incurred expenses of $1.0 million related to the transaction. The charge included C2B Technologies' financial advisory fees, facilities consolidation costs, and legal and accounting fees. As of September 30, 1999, all acquisition-related costs had been paid.

     In October 1999, Inktomi acquired Webspective Software, Inc, a developer of online operations management solutions software for commerce-critical web sites. We expect to account for the acquisition as a pooling of interests. We expect to incur acquisition related costs of $4.0 million in the quarter ending December 31, 1999 as a result of the acquisition, primarily for investment banking fees, accounting, legal and other expenses.

 Comprehensive Income (Loss):

  SFAS No. 130, Reporting Comprehensive Income, requires companies to report foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. Comprehensive income (loss) for the periods ended September 30, 1999, 1998 and 1997 have been included in the Company's Consolidated Statement of Changes in Stockholders' Equity.

 Net Loss Per Share:

  The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share are computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants, have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

 Foreign Currencies:

  The balance sheets of the Company's U.K. and Japanese subsidiaries are translated into U.S. dollars at period end rates of exchange. Revenues and expenses are translated at average rates for the period. The resulting translation adjustments are included in other comprehensive income (loss) which is included in stockholders' equity.

     Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other expense. Such foreign exchange gains and losses have been immaterial to date.

 Business Risk and Concentration of Credit Risk:

  The Company operates in the Internet industry, which is rapidly evolving and intensely competitive.

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments (including money market accounts), short-term investments, and accounts receivable. The Company places its cash, cash equivalents, and short-term investments with major financial institutions and such deposits exceed federally insured limits.

  The Company does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. For the year ended September 30, 1999, there were no customers that individually accounted for 10% of all revenue generated by the Company and two customers accounted for 13% and 35% of accounts receivable at September 30, 1999, respectively. For the year ended September 30, 1998, four customers represented 35%, 16%, 14% and 12% of all revenue generated by the Company, and 10%, 0%, 22% and 8% of accounts receivable at September 30, 1998, respectively. For the year ended September 30, 1997, three customers represented 79%, 6% and 13% of all revenue generated by the Company, and 62%, 37% and 0% of accounts receivable at September 30, 1997, respectively.

                              INKTOMI CORPORATION

     The Company does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. For the year ended September 30, 1999, there were no customers that individually accounted for 10% of all revenue generated by the Company and two customers accounted for 13% and 35% of accounts receivable at September 30, 1999, respectively. For the year ended September 30, 1998, four customers represented 35%, 16%, 14% and 12% of all revenue generated by the Company, and 10%, 0%, 22% and 8% of accounts receivable at September 30, 1998, respectively. For the year ended September 30, 1997, three customers represented 79%, 6% and 13% of all revenue generated by the Company, and 62%, 37% and 0% of accounts receivable at September 30, 1997, respectively.

 Recently Issued Accounting Pronouncements:

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. Inktomi believes that the adoption of SOP 98-1 will not have a material impact on its consolidated financial statements. SOP 98-1 will be effective for Inktomi's consolidated financial statements for the fiscal year beginning October 1, 1999.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Inktomi is currently assessing the impact of this statement. The Company has not held any derivative instruments or participated in any hedging activities to date.


(2) Property and Equipment:

  Property and equipment consists of (in thousands):

                                                                                                    September 30,
                                                                                                    -------------
                                                                                             1999                  1998
                                                                                             ----                  ----
     Computer equipment........................................................           $ 44,651               $21,386
     Furniture and fixtures....................................................              2,371                 1,253
     Leasehold improvements....................................................             11,957                   289
                                                                                          --------               -------
                                                                                            58,979                22,928
          Less accumulated depreciation and amortization.......................            (16,097)               (5,412)
                                                                                          --------               -------
          Property and equipment, net..........................................           $ 42,882               $17,516
                                                                                          ========               =======

  The Company recognized losses for the abandonment of leasehold improvements and equipment with a net book value of $1,881 due to corporate relocation in fiscal 1999. Assets acquired under capitalized lease obligations are included in computer equipment and furniture and fixtures and totaled $12,204 and $6,939 (including equipment previously purchased) at September 30, 1999 and 1998, respectively.

                              INKTOMI CORPORATION

(3) Income Taxes

  The principal items accounting for the difference between the income tax benefits computed using the United States statutory rate and the provision for income taxes are as follows (in thousands):

                                                                                Year Ended September 30,
                                                                                ------------------------
                                                                     1999                 1998                 1997
                                                                     ----                 ----                 ----
  Federal tax benefit at statutory rate....................         $(8,148)             $(8,341)             $(3,528)
  State taxes, net of federal tax effect...................          (1,398)              (1,427)                (527)
  Research and experimentation credits.....................            (569)                (469)                 (76)
  Unutilized net operating losses..........................          10,115               10,237                4,131
                                                                    -------              -------              -------
                                                                    $    --              $    --              $    --
                                                                    =======              =======              =======

  Net deferred tax assets comprise (in thousands):

                                                                      Year Ended September 30,
                                                                      ------------------------
                                                                     1999                 1998
                                                                     ----                 ----
  Net operating loss carryforwards.............................    $ 19,982             $ 13,276
  Research and experimentation credit carryforwards............       2,144                1,087
  Other liabilities and reserves...............................       2,501                  731
  Property and equipment.......................................        (212)                (667)
  Acquired technology..........................................          --                  173
  Deferred revenue.............................................         171                  524
  Valuation allowance..........................................     (24,586)             (15,124)
                                                                   --------             --------
     Net deferred tax assets...................................    $     --             $     --
                                                                   ========             ========

  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Should the Company achieve profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

  At September 30, 1999, the Company had the following carryforwards available to reduce future taxable income and income taxes (in thousands):

                                                                                                September 30, 1999
                                                                                                ------------------
                                                                                                Federal        State
                                                                                                -------        -----
   Net operating loss carryforwards..........................................................   $115,288       $55,421
   Research and experimentation credit carryforwards.........................................   $  1,286       $   858

  The federal and state net operating loss carryforwards expire through 2019 and 2004, respectively, and the research and experimentation credits expire through 2004.

  For federal and state tax purposes, the Company's net operating loss and research and experimentation credit carryforwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur, as defined by federal and state tax laws.

                              INKTOMI CORPORATION

(4) Notes Payable and Line of Credit (dollars in thousands):

                                                                                                   September 30,
                                                                                                   -------------
                                                                                            1999                  1998
                                                                                            ----                  ----
   Bank line (1)....................................................................     $    --               $   198
   Equipment notes (2)..............................................................       6,583                 3,389
   Bank term note (3)...............................................................         500                 1,167
   Other bank note (4)..............................................................          --                   490
   Notes payable (5)................................................................       1,160                 2,444
   Other notes payable (6)..........................................................         150                   380
                                                                                         -------               -------
                                                                                           8,393                 8,068
   Less current portion.............................................................      (4,722)               (3,832)
                                                                                         -------               -------
   Notes payable, less current portion..............................................     $ 3,671               $ 4,236
                                                                                         =======               =======

__________
(1) The Company has a $2,500 revolving bank line of credit collateralized by substantially all assets. Amounts borrowed under the line require monthly payments at prime (8.25% and 8.5% at September 30, 1999 and 1998, respectively). The Company also has $5,000 of additional unused availability under an equipment loan facility with the same bank.
    Borrowings under the facility were repayable in 36 equal monthly installments plus interest at 0.25% over prime (8.5% and 8.75% at September 30, 1999 and 1998, respectively). The master bank credit agreement required the Company to comply with certain financial covenants related to working capital, tangible net worth and debt service and liquidity coverage. Pursuant to the agreement, the Company may not distribute cash dividends. The line of credit was paid in full in September 1999.
(2) The equipment notes include three loans. The first loan for $1,750 has monthly payments of interest only until May 1998 and then is payable in equal monthly payments of $49 plus interest at 0.5% over prime (8.75% and 9.0% at September 30, 1999 and 1998, respectively) through April 2001. The second loan for $2,000 has monthly payments of $56 plus interest at 0.25% over prime (8.5% and 8.75% at September 30, 1999 and 1998, respectively) and matures in June 2001. The third loan for $4,722 has monthly payments of $139 plus interest at 0.25% over prime (8.5% at September 30, 1999) and matures in June 2002. The notes have collateralization and covenant requirements consistent with the bank line of credit as described above. As of September 30, 1999, the Company was in compliance with all required covenants.
(3) The bank term note of $2,000 is payable in equal monthly payments of $56 plus interest at 0.5% over prime (8.75% and 9.0% at September 30, 1999 and 1998, respectively) through June 2000. The note has collateralization and covenant requirements consistent with the bank line of credit as described above. As of September 30, 1999, the Company was in compliance with all required covenants.
(4) The other bank note consists of a term note obtained by C\2\B Technologies Inc., a Company acquired by Inktomi. The maturity of this note was accelerated with the change of control of C\2\B Technologies, Inc. in September 1998. The 8.5% note was paid in full in November 1998.
(5) The notes payable are payable in equal monthly payments of $103 and $5 which includes fixed interest of 5.7% and 5.6% through September 2000 and November 2000, respectively. The notes are collateralized by all equipment purchased with the proceeds from the notes.
(6) Other notes payable are payable in equal monthly payments totaling $20 through March 2000, with a final balloon payment of $60. The notes payments include fixed interest of 18.0%. The notes are collateralized by all equipment purchased with the proceeds from the notes.

  Scheduled maturities of long-term debt at September 30, 1999 are as follows (in thousands):


Years ending:
     September 30, 2000......................................................................................   $4,722
     September 30, 2001......................................................................................    2,560
     September 30, 2002......................................................................................    1,111
                                                                                                                ------
                                                                                                                $8,393
                                                                                                                ======

  The carrying value of notes payable approximated fair value as the related interest rates approximate market rates.

                              INKTOMI CORPORATION

(5) Accrued Liabilities:

  Accrued liabilities comprise (in thousands):

                                                                                                  September 30,
                                                                                                  -------------
                                                                                              1999            1998
                                                                                              ----            ----
  Accrued compensation.................................................................     $ 9,235          $3,815
  Accrued expenses related to International operations.................................       1,440             246
  Accrued acquisition related costs....................................................          --           1,116
  Accrued taxes........................................................................         602             308
  Accrued royalties....................................................................         514              90
  Accrued legal costs..................................................................         577             850
  Other accrued liabilities............................................................         606             339
                                                                                            -------          ------
     Total accrued liabilities.........................................................     $12,974          $6,764
                                                                                            =======          ======


(6) Commitments:

  The Company has entered into noncancellable operating leases for office space and equipment and capital leases for equipment with original terms ranging from six to 60 months. The capital leases are collateralized by the respective underlying assets. The future minimum lease payments under these leases at September 30, 1999 are as follows (in thousands):

                                                                                              Operating         Capital
                                                                                                Leases          Leases
                                                                                                ------          ------
Years ending September 30,:
     2000...............................................................................       $ 5,387         $ 2,918
     2001...............................................................................         6,535           2,607
     2002...............................................................................         6,748              --
     2003...............................................................................         6,961              --
     2004...............................................................................         7,173              --
     Thereafter.........................................................................        46,782              --
                                                                                               -------         -------
  Total minimum lease payments..........................................................       $79,586         $ 5,525
                                                                                               =======
  Less amount representing interest.....................................................                          (591)
                                                                                                               -------
  Present value of minimum lease payments...............................................                         4,934
  Less current portion..................................................................                        (2,481)
                                                                                                               -------
       Capital lease obligations, less current portion..................................                       $ 2,453
                                                                                                               =======

  In October 1998, the Company signed a lease for office space located in Foster City, California. This lease commenced in September 1999, for a duration of 11 years thereafter. During the term of the lease, Inktomi is to occupy a total of 177,147 square feet, incurring a minimum lease obligation of $80 million. In connection with this lease agreement, Inktomi paid a cash security deposit of $1.3 million in October 1998 and provided a supplemental deposit in the form of a letter of credit in the amount of $4.8 million in January 1999. In September 1999, the Company signed an agreement with a third party which sub-leases the Company's previous corporate headquarters through October 2003. At September 30, 1999, future minimum payments due to Inktomi under sub-lease agreements was $5,339.

     Rent expense was approximately $3,029, $1,348, and $312 for the years ended September 30, 1999, 1998 and 1997, respectively.


(7) Stockholders' Equity:

  In June 1998, all 19.5 million shares of Preferred Stock were converted into
26.1 million shares of Common Stock of the Company.

                              INKTOMI CORPORATION

     In June 1998, the stockholders of the Company approved an amendment to the Company's certificate of incorporation authorizing 10 million shares of undesignated Preferred Stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges.

     In fiscal 1998, the Company raised $48.6 million, net of issuance costs, from an initial public offering of 4.7 million shares of Common Stock and other stock offerings including the issuance of Common Stock for cash, notes, services, and the exercises of Common Stock options and warrants.

     In November 1998 and August 1999, the Company completed secondary offerings of its Common Stock in which it sold approximately 1.3 million shares raising $88.9 million, and approximately 2.4 million shares raising $216.2 million, respectively, net of issuance costs and underwriters' discounts. Additionally, in fiscal 1999, the Company raised $11.2 million through the issuance of approximately 1.8 million shares of Common Stock for cash, notes or services, including for exercise of options and warrants.


(8) Deferred Compensation and Other Equity:

  Deferred compensation, and other equity includes (in thousands):

                                                                                                   September 30,
                                                                                                   -------------
                                                                                             1999                 1998
                                                                                             ----                 ----
  Deferred compensation.................................................................   $(2,020)             $(2,496)
  Warrants issued and options granted to consultants....................................        --                  239
  Stockholder loans.....................................................................      (214)                (880)
                                                                                           -------              -------
        Total deferred compensation and other equity....................................   $(2,234)             $(3,137)
                                                                                           =======              =======


(9) Warrants:

  In 1997 and 1998, the Company issued warrants to a customer and financial providers to purchase Common Stock.

  In May 1999, a warrant holder elected to exercise its warrant to purchase 400,944 shares of Common Stock. As a result of a net exercise, the Company issued 392,117 shares of Common Stock to the warrant holder.

  At September 30, 1999 the following warrants were outstanding:

                                                                   Common Stock     Exercise Price      Expiration Dates
                                                                   ------------     --------------      ----------------
  Common Stock..................................................       6,668          $   25,005         August 2001
  Common Stock..................................................     835,402          $  137,841          April 2002
  Common Stock..................................................     194,446          $2,925,024           June 2002

  At September 30, 1999 the following warrants were exercisable.

                              INKTOMI CORPORATION

(10) Stock Options:

  Pursuant to the Inktomi Corporation 1998 Stock Plan, its 1996 Equity Incentive Plan, the C\2\B Technologies Inc. 1997 Stock Plan, and the Impulse! Buy Network 1997 Stock Option Plan (the "Plans"), as amended, employees, directors and consultants of the Company may be granted options to purchase shares of Common Stock. At September 30, 1999, 2,000,000 shares of Common Stock were reserved under the 1998 plan and 111,023 shares were authorized under the Impulse Plan. At September 30, 1998, shares were no longer available for issuance from the 1996 and 1997 plans. Options granted under the Plans include incentive stock options and nonqualified stock options. Stock options granted under the Plans generally vest over 36 to 50 months and are also immediately exercisable but subject to repurchase at cost in the event that the individual ceases to be an employee or provide services to the Company. Repurchase rights lapse on the original vesting schedule. Prior to the adoption of the Plans, the Company granted nonqualified stock options to purchase Common Stock to certain employees and consultants. Options have a term of generally 10 years.

  A summary of the activity under the Plans is set forth below (in thousands, except per share amounts):

                                                                                   Exercise          Aggregate        Weighted
                                                                                   Price Per          Exercise         Average
                                                                     Shares          Share             Price        Exercise Price
                                                                     ------          -----             -----        --------------
  Outstanding at September 30, 1997...............................    3,870      $0.06- $  1.95         1,018            $ 0.26
  Granted.........................................................    3,406      $3.33- $ 53.75        36,720            $10.80
  Exercised.......................................................   (1,480)     $0.11- $ 10.50        (1,288)           $ 0.87
  Canceled........................................................     (371)     $0.45- $ 18.00          (223)           $ 0.60
                                                                     ------                          --------
  Outstanding at September 30, 1998...............................    5,425      $0.06- $ 53.75        36,227            $ 6.69
  Granted.........................................................    3,520      $0.80- $107.84       241,996            $68.75
  Exercised.......................................................     (951)     $0.17- $ 84.75        (6,565)           $ 6.90
  Canceled........................................................     (350)     $0.23- $ 84.75        (9,602)           $27.43
                                                                     ------                          --------
  Outstanding at September 30, 1999...............................    7,644      $0.06- $107.84      $262,056            $34.28
                                                                     ======                          ========

  At September 30, 1999, there were 1,368,440 shares of Common Stock which were subject to repurchase.

  The following table summarizes information with respect to stock options outstanding at September 30, 1999:

                                               Options Outstanding                             Options Exercisable
                                               -------------------                             -------------------
                                                         Weighted          Weighted                               Weighted
                              Number                     Average            Average            Number              Average
     Range of             Outstanding at                Remaining          Exercise       Exercisable at          Exercise
  Exercise Prices       September 30, 1999       Contractual Life) Years     Price       September 30, 1999         Price
  ---------------       ------------------       -----------------------     -----       -------------------        -----
$   0.06-$   5.25            2,942,949                     8.42              $ 0.96            2,942,949            $ 0.96
$   6.50-$  31.00            1,719,749                     8.57              $23.82            1,719,749            $23.82
$  39.53-$  84.75            2,579,646                     9.42              $70.08            2,579,646            $70.08
$  92.19-$ 107.84              402,105                    10.02              $97.13              402,105            $97.13

  In connection with the completion of the Company's public offerings, stock option grants, and the acquisitions of C/2/B and Impulse! Buy, certain options granted in 1997, 1998 and 1999 have been considered to be compensatory. Compensation associated with such options for the years ended September 30, 1999, 1998 and 1997 was $1,270,000, $2,803,000 and $103,000, respectively. Of these amounts, $1,746,000 and $410,000 were charged to operations for the years ended September 30, 1999 and 1998, respectively, and $2,020,000 will be charged to operations during the remaining period to 2002.

  The following information concerning the Plans is provided in accordance with SFAS No. 123. The Company accounts for all Plans in accordance with APB No. 25 and related interpretations; accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the Common Stock's fair market value on the date of grant, where the number of options and exercise price are fixed. The difference between the fair value of the Company's Common Stock and the exercise price of the stock option is recorded as deferred stock compensation, and is amortized to compensation expense over the vesting period of the underlying stock option.

                              INKTOMI CORPORATION

  The fair value of each employee and director stock option grant has been estimated on the date of grant using the minimum value method for grants in the period February 2, 1996 (date of inception) to September 30, 1996 and the year ended September 30, 1997. For the years ended September 30, 1998 and 1999, the fair value has been estimated using the Black-Scholes Option Pricing Model.

     The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Utilizing the Black-Scholes Option Pricing Model, the weighted average fair value of employee stock options granted during fiscal 1999, 1998 and 1997 was $68.66, $10.50 and $0.09 per share, respectively. The following assumptions were used in determining the fair value of options granted and warrants issued:

                                                                                September 30,
                                                                                -------------
                                                              1999                   1998                   1997
                                                              ----                   ----                   ----
 Risk-free interest rates..............................    4.23%-5.87%            5.47%-6.60%            6.00%-6.47%
 Expected life.........................................      5 years                5 years                5 years
 Dividends.............................................        0%                     0%                     0%
 Volatility............................................      112%                   140%                     0%

  The following comprises the pro forma information pursuant to the provisions of SFAS No. 123 (in thousands):

                                                                                September 30,
                                                                                -------------
                                                               1999                  1998                   1997
                                                               ----                  ----                   ----
 Net loss--Historical....................................    $(24,171)              $(24,534)              $(10,377)
 Net loss--Pro forma.....................................    $(25,441)              $(26,054)              $(10,752)
 Basic and diluted net loss per share - Historical.......    $  (0.48)              $  (0.63)              $  (0.40)
 Basic and diluted net loss per share - Pro forma........    $  (0.51)              $  (0.67)              $  (0.41)

 Pro forma net loss per share to effect two-for-one
   stock split declared on December 3, 1999:
 Pro forma basic and diluted net loss per share to
   effect two-for-one stock split declared on
   December 3, 1999 on Historical EPS (unaudited):           $  (0.24)              $  (0.31)              $  (0.20)
 Pro forma basic and diluted net loss per share to
   effect two-for-one stock split declared on
   December 3, 1999 on Pro forma EPS (unaudited):            $  (0.25)              $  (0.33)              $  (0.21)

  These pro forma amounts may not be representative of the effects on pro forma net loss for future years as options vest over several years and additional awards are generally made each year.


(11) Related Party Transactions:

  In April 1998, the Company provided a loan to a corporate officer to exercise Common Stock options. The loan totaled $666,000 and was repayable to the Company in April 2002, plus interest at a rate of 5.69%. The loan was collateralized by the underlying Common Stock purchased. The loan was paid in full during fiscal 1999.

  In August and October 1999, the Company provided loans to an employee totaling $2.2 million. The loans are repayable to the Company in August and October 2003 with interest at a rate of 5.96%. The loans are collateralized by the personal assets of the employee.

                              INKTOMI CORPORATION

  The Company holds equity securities as short-term investments in certain customers at September 30, 1999. These customers comprised $1.4 million of accounts receivable and $6.9 million of revenue as of and for the year ended September 30, 1999.


(12) 401(k) Profit Sharing Plan:

  In May 1996, the Company established a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any plan year. The Company may make discretionary contributions. The Company has made no contributions to the 401(k) Plan since inception.

(13) Segment Reporting:

     Effective September 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer of the Company.

     The Company has two reportable operating segments: the Network Products
division and the Portal Services division.   The product line of the Network
Products division consists of Traffic Server, a large-scale commercial network cache and related applications. The Portal Services division's products consist of Search Engine, Directory Engine and Shopping Engine.

     The Company evaluates performance and allocates resources based on revenues and operating profits (losses). Acquisition related costs are not included in management's evaluation of performance by the operating divisions as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

     The Company's reportable segments are business units that are organized primarily by technology. The reportable segments are each managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases.

     Financial information about segments (in thousands):

                                              For the Year Ended September 30, 1999
                                       ---------------------------------------------------
                                                                     Acquisition
                                       Network          Portal         Related
                                       Products        Services         Costs        Total
                                       --------        --------         -----        -----
Revenues.............................   $40,964         $ 30,261        $    --     $ 71,225

Operating loss.......................   $(4,716)        $(23,014)       $(1,110)    $(28,840)
                                        =======         ========        =======     ========

                                              For the Year Ended September 30, 1999
                                       ---------------------------------------------------
                                                                     Acquisition
                                       Network          Portal         Related
                                       Products        Services         Costs        Total
                                       --------        --------         -----        -----
Revenues............................   $  7,962        $ 12,476        $    --     $ 20,438

Operating loss......................   $(12,258)       $(11,682)       $(1,018)    $(24,958)
                                       ========        ========        =======     ========

  For the year ended September 30, 1999, three customers represented 14%, 13% and 12% of all Portal Services revenue generated by the Company, and two other customers represented 17% and 13% of all Network Products revenue generated by the Company. For the year ended September 30, 1998, two customers represented 57% and 20% of all Portal Services revenue generated by the Company, and two other customers represented 38% and 34% of all Network Products revenue generated by the Company.

     Financial results for the year ended September 30, 1997 are not presented above as the reportable segments are deemed insignificant. As business operations were predominantly Portal Services at that time, operations in the Network Products business unit were deemed to be minor and were not tracked separately by management.

                              INKTOMI CORPORATION

(14) Earnings Per Share ("EPS"):

  The following is a reconciliation of the numerator and denominator used to determine basic and diluted EPS and pro forma basic and diluted EPS (in thousands, except per share amounts):

                                                                   For the Year Ended September 30,
                                                                 ------------------------------------
                                                                    1999         1998         1997
                                                                 ----------   ----------   ----------
  Numerator -- Basic and diluted EPS
     Net loss..................................................   $(24,171)    $(24,534)    $(10,377)
                                                                  ========     ========     ========
  Denominator -- Basic and diluted EPS
     Weighted average Common Stock outstanding.................     49,915       39,130       25,954
                                                                  ========     ========     ========
  Basic and diluted loss per common share......................   $  (0.48)    $  (0.63)    $  (0.40)
                                                                  ========     ========     ========
  Dilutive securities outstanding which are not included as
   their effect would be anti-dilutive.........................      8,681        6,824       23,217
                                                                  ========     ========     ========

  Pro forma net loss per share to effect two-for-one
     stock split declared on December 3, 1999:
  Denominator -- Pro forma basic and diluted EPS
     Pro forma weighted average Common Stock
     outstanding (unaudited)...................................     99,830       78,260       51,908
                                                                  ========     ========     ========
  Pro forma basic and diluted loss per common share
   (unaudited).................................................   $  (0.24)    $  (0.31)    $  (0.20)
                                                                  ========     ========     ========
  Pro forma dilutive securities outstanding which are not
   included as their effect would be anti-dilutive
   (unaudited).................................................     17,362       13,648       46,434
                                                                  ========     ========     ========

(15) Subsequent Events:

  On October 1, 1999, Inktomi acquired WebSpective Software, Inc. ("WebSpective"), a developer of software solutions for content and application distribution, delivery and management. WebSpective's software and related services allow users to effectively manage multi-server, multi-location web environments. Under the terms of the merger agreement, Inktomi acquired all shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of WebSpective in exchange for 827,524 shares of Inktomi Common Stock. The transaction was accounted for as a pooling of interests. The Company will record acquisition costs of approximately $4.0 million in the quarter ending December 31, 1999 as a result of the acquisition, primarily for investment banking fees, accounting, legal and other expenses.

     In October 1999, Inktomi signed an agreement with a private company under which Inktomi made a $20 million investment in the private company's Common Stock in a private placement closing concurrently with their proposed initial public offering. Under this agreement, Inktomi also has the option to purchase additional equity in the private company over the next two years.

  On December 3, 1999, Inktomi announced a two-for-one Common Stock split. On December 30, 1999, stockholders of record at the end of the day on December 14, 1999 will be entitled to receive one additional share of Inktomi's Common Stock (in the form of a 100% stock dividend) for every share they hold on that day.