Form 10-Q
period 1999-12-31
INKTOMI CORP
filed 2000-02-14
CIK 1024302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ____

     The number of shares outstanding of the Registrant's Common Stock as of January 31, 2000 was 108,720,739.

                               INKTOMI CORPORATION

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  FINANCIAL INFORMATION:

        Item 1. Financial Statements (unaudited)

                  a)   Condensed Consolidated Statements of Operation for the
                       three months ended December 31, 1999 and 1998.....     2

                  b)   Condensed Consolidated Balance Sheets as of December
                       31, 1999 and September 30, 1999...................     3

                  c)   Condensed Consolidated Statements of Cash Flows for the
                       three months ended December 31, 1999 and 1998.....     4

                  d)   Notes to Unaudited Condensed Consolidated Financial
                       Statements........................................     5

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................     8


PART II  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K.......................    21

Signature................................................................    22


     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "expect," "intend," "may," "will" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our network products and portal services, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with providers of leading Internet technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading "Factors Affecting Operating Results" contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated.

     Inktomi was incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, "Inktomi," "the Company," "our," "us," "we" and similar expressions refer to Inktomi Corporation and its subsidiaries.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(In thousands, except per share data)
(Unaudited)

                                                ---------------------------------------
                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                              DECEMBER 31,
                                                 ---------------------------------------
                                                       1999                 1998
                                                 ---------------------------------------
Revenues
  Network products                               $        22,137      $        5,575
  Portal services                                         13,990               5,264
                                                 ------------------   ------------------
    Total revenues                                        36,127              10,839

Operating expenses
  Cost of revenues                                         5,921               2,295
  Sales and marketing                                     22,710              10,347
  Research and development                                11,016               5,701
  General and administrative                               2,711               1,641
  Acquisition-related costs                                3,999                 --
                                                  ------------------   ------------------
     Total operating expenses                             46,357              19,984
                                                  ------------------   ------------------
Operating loss                                           (10,230)             (9,145)
Other income, net                                          3,815                 664
                                                  ------------------   ------------------
Net loss                                          $       (6,415)      $      (8,481)
                                                  ==================   ==================
Basic and diluted net loss per share              $        (0.06)      $       (0.09)
                                                  ==================   ==================
Shares used in calculating basic and
  diluted net loss per share                             107,960              98,346
                                                   ==================   ==================





     See Notes to the Unaudited Condensed Consolidated Financial Statements

INKTOMI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                                       --------------------    --------------------
                                                                           DECEMBER 31,           SEPTEMBER 30,
                                                                               1999                  1999
                                                                       --------------------    --------------------
                                                                           (Unaudited)              (Restated)
ASSETS
 Current assets
   Cash and cash equivalents                                           $             61,438    $             85,047
   Short-term investments                                                           212,283                 216,890
                                                                       --------------------    --------------------
      Total cash, cash equivalents and
         short-term investments                                                     273,721                 301,937
    Accounts receivable, net                                                         26,775                  23,352
    Prepaid expenses and other current assets                                         3,806                   3,615
                                                                        --------------------   --------------------
       Total current assets                                                         304,302                 328,904
    Investments in equity securities                                                271,621                   8,180
    Property and equipment, net                                                      53,548                  43,329
    Other assets                                                                      2,124                   2,137
                                                                        --------------------   --------------------
       Total assets                                                     $           631,595    $            382,550
                                                                        ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Current portion of notes payable                                     $             3,444    $              5,513
   Current portion of capital lease obligations                                       3,299                   2,502
   Accounts payable                                                                   3,452                   6,444
   Accrued liabilities                                                               15,817                  14,421
   Deferred revenue                                                                  11,963                   3,389
                                                                         -------------------   --------------------
     Total current liabilities                                                       37,975                  32,269
   Notes payable                                                                      2,893                   4,560
   Capital lease obligations, less current portion                                    4,188                   3,686
   Other liabilities                                                                    811                     729
                                                                         -------------------   --------------------
     Total liabilities                                                               45,867                  41,244

 Stockholders' equity
   Common Stock, $0.001 par value; 300,000
     authorized at December 31, 1999 and
     September 30, 1999; 108,376 at December 31, 1999
     and 107,576 at September 30, 1999                                                  108                     108
   Additional paid-in capital                                                       427,552                 419,558
   Deferred compensation and other                                                   (3,071)                 (3,691)
   Accumulated other comprehensive income                                           243,670                   1,447
   Accumulated deficit                                                              (82,531)                (76,116)
                                                                          ------------------     -------------------
     Total stockholders' equity                                                     585,728                  341,306
                                                                          ------------------     --------------------
     Total liabilities and stockholders' equity                           $         631,595      $           382,550
                                                                          ==================     ====================




     See Notes to the Unaudited Condensed Consolidated Financial Statements

INKTOMI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                       ------------------------------------
                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                    DECEMBER 31,
                                                       ------------------------------------
                                                               1999              1998
                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $      (6,415)       $     (8,481)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                             4,375               2,285
     Amortization of deferred compensation                       554                 195
Changes in assets and liabilities:
     Accounts receivable                                      (3,423)             (2,904)
     Prepaid expenses and other assets                          (178)             (1,557)
     Accounts payable                                         (2,992)                349
     Accrued liabilities and other                             1,478               1,144
     Deferred revenue                                          8,574              (1,276)
                                                       ---------------    ----------------
        NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                                1,973             (10,245)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                     (17,974)             (2,820)
     Proceeds from sale of equipment                           3,380                  --
     Investments in equity securities, net                   (21,177)                 --
     Purchases of short term investments, net                  4,607             (35,228)
                                                       ---------------    ------------------
        NET CASH USED IN INVESTING ACTIVITIES                (31,164)            (38,048)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable, net of payments             (3,736)                537
     Payments on obligations under capital
        leases, net                                            1,299                (638)
     Proceeds from note receivable                                66                 527
     Proceeds from issuance of Common Stock,
        net of issuance costs                                     --              88,941
     Proceeds from exercise of stock options
        and warrants                                           7,994               2,543
                                                       ----------------     ----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES              5,623              91,910

Effect of exchange rates on cash and cash
  equivalents                                                    (41)                 64

                                                       ----------------     ----------------
Increase (decrease) in cash and cash equivalents             (23,609)             43,681

Cash and cash equivalents at beginning of period              85,047              34,222
                                                       -----------------    -----------------
Cash and cash equivalents at end of period             $      61,438        $     77,903
                                                       =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                            $         461        $        532
                                                       =================    ==================
     Assets acquired under capital leases              $          --        $      5,171
                                                       =================    ==================





     See Notes to the Unaudited Condensed Consolidated Financial Statements

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     Certain prior period balances have been reclassified to conform to the current period presentation.

     In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 1999 filed with the Securities and Exchange Commission on December 29, 1999 and our current report on Form 8-K dated December 3, 1999.

NOTE 2. ACQUISITION OF WEBSPECTIVE SOFTWARE, INC.

     In October 1999, we acquired WebSpective Software, Inc. ("WebSpective"), a developer of software solutions for content and application distribution, delivery and management, to supplement our network products offerings. We offer these software solutions as the Inktomi Content Delivery Suite. The acquisition of WebSpective was accounted for as a pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of Inktomi and WebSpective. We recorded acquisition-related costs of approximately $4.0 million in the quarter ending December 31, 1999, primarily for investment banking fees, accounting, legal and other expenses. WebSpective revenues from inception through September 30, 1999 were $3.2 million. WebSpective raised $12.4 million through various stock issuances since its inception in March 1997, and had net losses from inception to September 30, 1999 of $13.5 million. As of December 31, 1999, approximately $0.7 million in acquisition-related costs were included in accrued liabilities.

NOTE 3. CALCULATION OF NET LOSS PER SHARE

     Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. At December 31, 1999, options to purchase 17,613,246 shares of Common Stock and warrants to purchase 2,090,910 shares of Common Stock were outstanding.

                                                     --------------------------------
(In thousands except per share amounts)                FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                     --------------------------------
                                                          1999            1998
                                                     --------------------------------
Net loss                                              $    (6,415)        $   (8,481)
                                                     =============       ============

BASIC AND DILUTED NET LOSS PER SHARE

Shares used in calculating basic and diluted
   net loss per share                                     107,960             98,346
                                                     =============       ============

Basic and diluted net loss per share                  $     (0.06)        $    (0.09)
                                                     =============       ============

NOTE 4. COMPREHENSIVE NET INCOME (LOSS)

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 established standards for reporting comprehensive income and their components in a financial statement. Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The components of comprehensive income are as follows (in thousands):

                                            -----------------------------------
                                                FOR THE THREE MONTHS ENDED
                                                       DECEMBER 31,
                                            -----------------------------------

                                                  1999             1998
                                            ---------------     ---------------
Net loss                                     $  (6,415)           $  (8,481)

Unrealized gain (loss) on
  available-for-sale securities                242,264                 (240)

Foreign currency translation
  gains (losses)                                   (41)                  64
                                            ---------------     ---------------

Comprehensive net income (loss)              $ 235,808            $  (8,657)
                                            ===============     ===============


NOTE 5. SEGMENT INFORMATION

     Effective September 30, 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer.

     We have two reportable operating segments: the network products division and the portal services division. The network products division consists of Inktomi Traffic Server, Content Delivery Suite and associated applications. The portal services division consists of Inktomi Search Engine, Inktomi Directory Engine and Inktomi Shopping Engine.

     We evaluate performance and allocate resources based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction. Acquisition-related costs are not included in management's evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We do not track assets by operating segments.

     Our reportable segments are divisional units that are organized primarily by technology. The reportable segments are each managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases.

     Financial information about segments (in thousands):

                                     FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                         DECEMBER 31, 1999                          DECEMBER 31, 1998
                            ---------------------------------------------    --------------------------------
                                                 ACQUISITION
                            NETWORK    PORTAL       RELATED                   NETWORK    PORTAL
                            PRODUCTS   SERVICES      COSTS        TOTAL       PRODUCTS   SERVICES    TOTAL
                            --------   --------  -----------      -----       --------   --------    -----
Revenues..................   $ 22,137   $ 13,990      $   --   $ 36,127       $ 5,575    $ 5,264   $ 10,839

Operating profit (loss)...   $    909   $(7,140)      $(3,999) $(10,230)      $(4,570)   $(4,575)  $ (9,145)

     One customer exceeded 10% of all network products revenues, and two other customers each exceeded 10% of network products revenues in the quarters ended December 31, 1999 and 1998, respectively. One customer exceeded 10% of all portal services revenues, and two other customers each exceeded 10% of portal services revenues in the quarters ended December 31, 1999 and 1998, respectively.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP No. 98-1 provides guidance for determining whether computer software is used for internal purposes and on how to account for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We believe that the adoption of SOP No. 98-1 has not had a material impact on our consolidated financial statements. SOP No. 98-1 is effective for our consolidated financial statements for the current fiscal year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 - AN AMENDMENT OF FASB STATEMENT 133. SFAS No. 133, is effective for fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. We are currently assessing the impact of this statement. We have not held any derivative instruments or participated in any hedging activities to date.

NOTE 7. STOCK SPLITS

     On December 3, 1999, we announced a two-for-one stock split (in the form of a 100% stock dividend) of its Common Stock. Stockholders of record on December 14, 1999 were issued a certificate on December 30, 1999 representing one additional share of Common Stock for each share of Common Stock held on December 14, 1999.

     On December 29, 1998, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of its Common Stock. Stockholders of record on January 12, 1999 were issued a certificate on January 27, 1999 representing one additional share of Common Stock for each share of Common Stock held on January 12, 1999.

     Historical weighted average shares outstanding and loss per share amounts have been restated to reflect all stock splits and pooling of interests with acquired companies.

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

OVERVIEW

     We were formed in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks, particularly the Internet. Our applications fall into two broad categories: network products and portal services.

     Network products revenues are composed of license, consulting, and support and upgrade fees in connection with Traffic Server, Content Delivery Suite and Media IXT. License fees are based on the number of CPUs running the software and are generally recognized upon shipment of the software. Consulting, support and upgrade fees are recognized ratably over the service period.

     Portal services revenues are composed of revenues generated through our search engine, directory engine and shopping engine. We generate revenues from our search engine and directory engine through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, license fees and maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed. To date, revenues from the directory engine have not been significant. We are still refining the business model for our shopping engine. Our contracts currently provide for payments to Inktomi consisting of transaction fees from participating online merchants and per-query search fees, advertising revenue and license, support and maintenance fees from Internet portals and other web site customers. To date, the revenues from online shopping have consisted primarily of license fees and non-recurring engineering fees. We believe that revenues from online shopping will increasingly include transaction fees from online merchants in the future. Revenues from online shopping are expected to be modest for the next few quarters.

     The network products segment generated an operating profit of $0.9 million in the quarter ended December 31, 1999, excluding acquisition-related costs. The portal services segment generated an operating loss of $7.1 million in the quarter ended December 31, 1999. For additional segment information, refer to
Note 5, SEGMENT INFORMATION, included in the notes to the condensed consolidated financial statements, as presented earlier in this Form 10-Q.

     We have not achieved profitability on a quarterly or annual basis, although the network products division and the search engine and directory business units in combination were modestly profitable in the quarter ended December 31, 1999. We currently believe that we will achieve profitability on a quarterly basis during the latter half of fiscal 2000. However, we expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular in our shopping engine business as we continue to develop and enhance our shopping technology, solidify and refine the business model, and initiate new sales and marketing efforts. As a result, we will need to significantly increase revenues over historical levels to achieve and maintain profitability.

RESULTS OF OPERATIONS

REVENUES

     Total revenues were $36.1 million in the quarter ended December 31, 1999, an increase of $25.3 million or 233% over revenues of $10.8 million in the quarter ended December 31, 1998 and a 33% sequential increase over revenues of $27.1 million in the quarter ended September 30, 1999. For the quarter ended December 31, 1999, one customer exceeded 10% of total revenues, and for the quarter ended December 31, 1998, two other customers each exceeded 10% of total revenues.

     Network products revenues totaled $22.1 million in the quarter ended December 31, 1999, an increase of $16.5 million or 297% over revenues of $5.6 million in the quarter ended December 31, 1998. Most of these revenues represented new Traffic Server license sales. One customer exceeded 10% of all network products revenues, and two other customers each exceeded 10% of all network products revenues in the quarters ended December 31, 1999 and 1998, respectively.

     Portal services revenues totaled $14.0 million in the quarter ended December 31, 1999, an increase of $8.7 million or 166% over revenues of $5.3 million in the quarter ended December 31, 1998. Most of the increase was the result of revenues generated from new search and shopping customers. One customer exceeded 10% of all portal services revenues, and two other customers each exceeded 10% of portal services revenues in the quarters ended December 31, 1999 and 1998, respectively.

EXPENSES

COST OF REVENUES

     Cost of revenues consists primarily of expenses related to the operation of our search and shopping services, which are primarily depreciation, network charges, and royalties for our Media IXT application. Cost of revenues was $5.9 million for the quarter ended December 31, 1999, an increase of $3.6 million or 158% from $2.3 million in the comparable period of fiscal 1998. The increase was due primarily to increased depreciation and network charges resulting from continued expansions of our data centers in California and the establishment of a data center in the United Kingdom during fiscal 1999. We expect cost of revenues to increase substantially in absolute dollars in the next few quarters due primarily to anticipated expanded cluster operation costs and increased royalties for our Media IXT application.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $22.7 million for the quarter ended December 31, 1999, an increase of $12.4 million or 119% from $10.3 million in the comparable period in fiscal 1998. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States and overseas, expenses incurred in connection with attendance at trade shows and additional marketing programs, and increased sales commissions. We expect that sales and marketing expenses will increase substantially in absolute dollars over the next few quarters as we hire additional sales and marketing personnel, initiate additional marketing programs to support each of our product lines, and establish sales offices in additional domestic and international locations.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $11.0 million in the quarter ended December 31, 1999, an increase of $5.3 million or 93% over expenses of $5.7 million in the comparable period in fiscal 1998. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our search engines and network products businesses, online shopping development, and increases in quality assurance, technical support and technical publications personnel. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will increase in absolute dollars in future periods. We have not capitalized any software development expenses to date.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $2.7 million in the quarter ended December 31, 1999, an increase of $1.1 million or 65% over expenses of $1.6 million in the comparable period in fiscal 1998. This increase was due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our new corporate headquarters in Foster City, California.

ACQUISITION-RELATED COSTS

     In October 1999, we acquired WebSpective Software, Inc. ("WebSpective"), a developer of software solutions for content and application distribution, delivery and management, to supplement our network products offerings. The acquisition of WebSpective was accounted for as a pooling of interests. Financial results for historical periods were restated to reflect the combined operations beginning in the quarter ended December 31, 1999. We recorded acquisition-related costs of approximately $4.0 million in the quarter ending December 31, 1999, primarily for investment banking fees, accounting, legal and other expenses. As of December 31, 1999, $0.7 million in acquisition-related costs were included in accrued liabilities.

OTHER INCOME, NET

     Other income, net includes income on our cash, cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations. Other income, net totaled $3.8 million of income in the quarter ended December 31, 1999 compared to an other income, net of $0.7 million in the comparable period in fiscal 1998, an increase of $3.1 million or 475%. Most of this increase was generated from interest income on proceeds from our August 1999 and November 1998 public offerings, and was partially offset by interest charges on debt and capital lease obligations.

NET LOSS

     We recorded a net loss of $6.4 million or $0.06 per share in the quarter ended December 31, 1999, compared to $8.5 million or $0.09 per share in the quarter ended December 31, 1998. The results for the quarter ended December 31, 1999 include nonrecurring acquisition-related costs of $4.0 million incurred in connection with the acquisition of WebSpective. Excluding these acquisition-related costs, we recorded a net loss of $2.4 million or $0.02 per share in the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments totaled $273.7 million at December 31, 1999, down from $301.9 million at fiscal year-end September 30, 1999. Most of this decrease came from our investments in equity securities and the purchase of property and equipment, offset by increased cash collections resulting from additional accounts receivable collection initiatives.

     We had an additional $271.6 million in investments in equity securities at December 31, 1999. In accordance with generally accepted accounting principles, we carry the value of our investments at fair market value with any change from cost or prior value as an adjustment to stockholders' equity. All of our investments in equity securities are comprised of strategic investments in Internet companies, the most significant portion being InterNAP Network Services Corporation, in which we invested $20 million in October 1999. Internet stock values are volatile and this balance may fluctuate significantly in the future.

     We generated $2.0 million in cash from operations in the quarter ended December 31, 1999. This compares to $10.2 million used in operations in the comparable period in fiscal 1998. The increase in cash from operations was primarily due to a decrease in our net loss from $8.5 million to $6.4 million in the first quarters of fiscal 1999 and fiscal 2000, respectively, increased cash collections resulting from additional accounts receivable collection initiatives, as well as increases in depreciation and amortization and deferred revenue, offset by a reduction in accounts payable in the quarter ended December 31, 1999.

     We have made significant investments in property and equipment since inception. These investments consist largely of computer servers, workstations, networking equipment and leasehold improvements associated with our new corporate headquarters in Foster City, California. We invested $18.0 million and $2.8 million, respectively, in the quarters ended December 31, 1999 and 1998 primarily to further expand our Internet search engine service capacity, to expand cluster operations, to launch and support our online shopping business and for leasehold improvements. Approximately $3.4 million of the property and equipment investments made were part of a sale-leaseback transaction in which we sold furniture and related items to a leasing company and leased the furniture and related items under new capital lease agreements.

     From time to time, we have used debt and leases to partially finance capital purchases. At December 31, 1999, we had $13.8 million in total loans and capitalized lease obligations outstanding. The loans are collateralized by the underlying assets of the Company, and each capitalized lease is collateralized by its respective underlying equipment purchased through the lease agreements. Approximately $6.3 million of our debt at December 31, 1999 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

     In the quarters ended December 31, 1999 and 1998, we raised $8.0 million and $2.6 million from stock option exercises and employee stock purchase plan purchases, respectively.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, the extent and timing of investments, acquisition costs, and other factors. We expect to devote substantial capital resources to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     We utilize a significant number of computer software programs and operating systems across our company. These programs and operating systems include proprietary and third party applications used in our Traffic Server network cache product, our Content Delivery Suite software, our search, directory and online shopping services, and our internal systems. To the extent that these applications are unable to appropriately process dates in the calendar year 2000, some level of modification or replacement would be necessary.

     We have reviewed the code and tested our Traffic Server network cache product, our Content Delivery Suite software, our search, directory and online shopping services, and our internal systems. Based on these efforts, we believe that current versions of our products, services and systems correctly function with year 2000 date codes. Following the change to calendar year 2000, we have not experienced any material malfunctions in our internal systems and services, and have not received any formal notice from any of our customers that they experienced any problems with our software or services related to the calendar change.

     The costs incurred to perform our assessment of our year 2000 readiness have not been material, and have consisted primarily of the cost of our project manager and labor costs for our quality assurance, software development and information technology personnel.

     Despite investigation and testing by us and our partners, our software products, and the underlying systems, services and protocols running our products may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure that surfaces some time in the future. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS

     Interested persons should carefully consider the risks described below in evaluating Inktomi. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline.

WE HAVE A HISTORY OF OPERATING LOSSES AND NEED TO GENERATE INCREASING REVENUES TO ACHIEVE AND MAINTAIN PROFITABILITY.

     Inktomi was founded in February 1996 and has a limited operating history. As of December 31, 1999, we had an accumulated deficit of $82.5 million and have not achieved profitability. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of our business, and in particular in our shopping engine business as we continue to develop and enhance our shopping technology, solidify and refine the business model, and initiate new sales and marketing efforts. As a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot be sure that this growth will continue at the same rate or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be sure that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE SUCCESS OF OUR TRAFFIC SERVER PRODUCT AND CONTENT DISTRIBUTION SUITE.

     Our future growth substantially depends on the commercial success of our Traffic Server network cache product and our Content Distribution Suite. We are targeting several market segments for these products, including telecommunications carriers, Internet service providers, Internet hosting providers, OEM customers, large enterprise customers and content providers. Our ability to generate substantial and sustained revenues from these products is dependent upon achieving sales penetration in each of these market segments and significantly increasing the number of new and repeat customer transactions. The market for large-scale network caching and content distribution is in its early stages, and we are not sure our target customers will widely adopt and deploy these technologies throughout their networks. Even if they do so, they may not choose our network products, because they do not include the features they require, they wish to outsource content delivery services to a third party vendor rather than directly implement caching in their networks, or for technical, cost, support or other reasons.

OUR BUSINESS WOULD BE HARMED IF CUSTOMERS CHOOSE NOT TO USE OR PROMOTE OUR SEARCH AND DIRECTORY SERVICES.

     Revenues from our search and directory services result primarily from the number of end-user searches that are processed by our search engine and directory engine and the level of advertising revenue generated by our Internet portal and other web site customers. Our agreements with customers do not require them to direct end-users to our search or directory services or to use our search or directory services exclusively or at all. Accordingly, revenues from search and directory services are highly dependent upon the willingness of customers to promote and use the search and directory services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our search engine and directory engine, and the ability and willingness of customers to sell advertisements on the Internet pages viewed by end-users. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is beginning to mature. In order for us to continue to grow revenues from our search engine business at historical rates, we will need to continue to continue to sign up an increasing number of new customers, develop and deliver new search services and features to existing and future customers, establish deeper strategic relationships with our customers and broaden our market opportunities.

THE ONLINE SHOPPING MARKET IS RAPIDLY EVOLVING AND OUR SUCCESS IS DEPENDENT ON MANY FACTORS OUTSIDE OF OUR CONTROL.

     The online shopping market is in a rapid state of evolution with a wide variety of online companies expending substantial funds to develop brand recognition and large bases of end-user consumers. We are still refining the business model for our Internet shopping engine in light of this rapidly changing business environment. Many of our portal customers are new to online commerce and have limited experience in promoting shopping transactions through their web sites. The success of our shopping engine will largely depend on a variety of factors, many of which are outside of our control. These factors include:

     - our ability to establish and maintain strong relationships with customers and online merchants;

     - increasing end-user traffic and transactions across our customers' web sites;

     - our ability to assemble a robust and varied database of products of interest to end-user consumers;

     - the ability and willingness of our customers to promote our shopping services on their web sites;

     - the dollar volume of online purchases made by end users of our customers' web sites; and

     -    the level of advertising revenues generated by customers.

     We have made significant investments in our online shopping business and expect to continue to do so. These investments have been and will continue to be required in advance of generating revenues, which have consisted primarily of license fees and non-recurring engineering fees to date and are expected to be modest for the next few quarters. We cannot be sure that our entry into the online shopping business will be successful.

WE HAVE EXPERIENCED SOME DIFFICULTIES AND DELAY IN IMPLEMENTING OUR ONLINE SHOPPING SERVICE.

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

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition from current and potential competitors in each of our market segments, many of which are bringing new solutions to market, establishing technology alliances and OEM relationships with larger companies, and focusing on specific segments of our target markets. In some cases, our competitors are well-funded early-stage companies that are focused in the short term on building customer bases and name recognition in the market. This may cause some price pressure on our products and services in the future.

     We directly compete against several companies in the network cache and content distribution market, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell and Spyglass. We also compete against freeware caching solutions including CERN, Harvest and Squid. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our network products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

     We compete with a number of companies to provide Internet search and directory services. Traditionally, our competitors have provided search/directory services directly to end-users through their own web sites and have supplied search/directory services to third party web sites as a supplement to this business. However, we are facing increased competition from several newer competitors that are following our business model of providing Internet search/directory services primarily to Internet portals and other web site customers. These newer competitors have focused on search result relevance and ease of use in providing their services. We currently compete with companies including Alta Vista, Ask Jeeves, Direct Hit Technologies, FAST Search and Transfer, Google, Infoseek, LookSmart, Lycos, Netscape Open Directory and Northern Light. In addition, large media companies, such as The Walt Disney Company and NBC Enterprises, and other Internet-based companies such as America Online and Excite@Home, have recently made investments in or acquired Internet search engine companies. Other large media enterprises may also enter or expand their presence in the Internet search and directory market, either directly or indirectly through collaborations or other strategic alliances.

     The market for our shopping engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of shopping technologies and services including Frictionless Commerce, InfoSpace, Deal Time and mySimon, third party merchant aggregators including Affinia, shopping wallet providers including Brodia and Gator, affiliate services including BeFree and Linkshare, and Internet portals and other captive marketplace web sites, including Amazon.com, America Online, Excite@Home, Lycos and Yahoo!. We believe the principal factors that will draw end-users to an online shopping application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Many of these factors are determined by Inktomi's partners, and Inktomi has little or no control over them.

     Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by us. Also, current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, fewer online commerce transactions and traffic, reduced gross margins and loss of market share.

THE INTERNET INFRASTRUCTURE MARKET IS RAPIDLY CHANGING AND WE MUST DEVELOP AND INTRODUCE NEW PRODUCTS AND TECHNOLOGIES TO REMAIN COMPETITIVE.

     Rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards characterize the Internet infrastructure market. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. The increasing scope of our business has led us to allocate additional resources to our current business opportunities and fewer resources to longer-term projects. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products or to purchase those of our competitors.

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

IF WE DO NOT MEET PERFORMANCE REQUIREMENTS IN OUR PORTAL SERVICES AGREEMENTS, CUSTOMERS MAY CANCEL OUR SERVICE OR CHOOSE A DIFFERENT SERVICE.

     Our search engine, directory engine and shopping engine agreements typically include specific performance requirements, including the features provided, reliability, processing speed, size of the Internet database maintained, number of merchants and products within the database, and frequency of updating the database. In addition, we believe it is important to maintain features and functionality that are not explicitly covered in our agreements, such as high relevance of search and product results. The growing volume of search queries processed by our search engine and the frequency with which we update our portal services to include additional functionality have placed and continue to place some strain on our operational capability to meet customer requirements. If we do not meet these requirements, customers may cancel our service or choose to use a different service.

CIRCUMSTANCES BEYOND OUR CONTROL MAY RESULT IN SERVICE INTERRUPTIONS THAT COULD CAUSE OUR BUSINESS TO SUFFER.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

     We expect that a significant portion of our future revenues will come from licenses of Traffic Server and Content Distribution Suite. We further expect that these revenues will come from licenses to a small number of customers. The volume and timing of orders are difficult to predict because the markets for Traffic Server and Content Distribution Suite are in their early stages and the sales cycle varies substantially from customer to customer. The cancellation or deferral of even a small number of licenses of Traffic Server or Content Distribution Suite would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

     Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. We plan to increase our operating expenses significantly to enhance and support our online shopping business, expand our sales and marketing operations, broaden our customer support capabilities, establish new data centers, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons already discussed or for any other reason could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR SALES AND SUPPORT
ORGANIZATIONS.

     We will need to substantially expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require sophisticated sales efforts targeted at several people within our prospective customers' organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting.

     In addition, our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical expertise in the computer network and telecommunications industry. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take several quarters before any of our distribution partners will develop the expertise and skills necessary to effectively sell our products. We cannot be sure that we will be successful in signing up the desired distribution partners or that our distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

     Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to increase our staff to support new customers, new product lines (such as the recent addition of our directory engine), the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries including the Internet, telecommunications and shopping.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE GROWING AND CHANGING OPERATIONS.

     Our ability to offer products and services and implement our business plan in a rapidly evolving market successfully requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems, personnel and other resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers, merchants and other third parties.

THE LEGAL ENVIRONMENT IN WHICH WE OPERATE IS UNCERTAIN AND CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

     Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. In addition, our portal services technology systems collect end-user and transaction information, which we use to deliver services to our customers and merchant partners. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content, copying, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our portal services or facilitated by our network products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Further, there is the potential for product liability claims to be asserted against us by end-users who purchase goods and services through our shopping engine. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

INTERNET-RELATED LAWS COULD ADVERSELY AFFECT OUR BUSINESS.

     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to control the right to make temporary copies for any reason. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption, implementation or modification of laws and regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH CUSTOMERS AND THE COMPANIES THAT SUPPLY AND DISTRIBUTE OUR PRODUCTS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS AND SERVICES.

     We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, Internet technology and service providers, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, enhance our product and service offering, and expand our sales, marketing and distribution capabilities. If we are unable to develop these key relationships or maintain and enhance existing relationships, we may have difficulty selling our products and services.

     We have from time to time licensed components from others such as reporting functions and security features and incorporated them into our products and services. If these licensed components are not maintained, it could impair the functionality of our products and services and require us to obtain alternative products from other sources or to develop this software internally. In either case, this could involve costs and delays as well as diversion of engineering resources.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

     We intend to hire a significant number of additional sales, support, marketing, technical, and research and development personnel. Competition for these individuals is intense, and we may not be able to attract or retain the additional highly qualified personnel necessary for our success. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. In addition, our products and technologies are complex, and we are substantially dependent upon the continued service of our existing engineering personnel, and especially our founders. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have key person life insurance policies covering any of our employees.

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

OUR EFFORTS TO INCREASE OUR PRESENCE IN MARKETS OUTSIDE OF THE UNITED STATES MAY BE UNSUCCESSFUL AND COULD RESULT IN LOSSES.

     We market and sell our products in the United States and internationally. We have offices in England, France, Germany, Japan, China, and Korea to market and sell our products in those countries and surrounding regions. We plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be sure that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, other inherent risks may apply to international operations, including:

     -    the impact of recessions in economies outside the United States;
     - greater difficulty in accounts receivable collection and longer collection periods;
     -    unexpected changes in regulatory requirements;
     -    difficulties and costs of staffing and managing foreign operations;
     -    potentially adverse tax consequences; and
     -    political and economic instability.

     We also have limited experience operating in foreign jurisdictions. The laws and cultural requirements in these countries may vary significantly from those in the United States. The inability to integrate our business in these jurisdictions and to address cultural differences may adversely affect the success of our international operations.

     Our international expenses are generally denominated in local currencies. We do not currently engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, future fluctuations in currency exchange rates may adversely affect results of international operations.

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Lycos has announced that it is the exclusive licensee of a patent covering a method of crawling information on the Internet, and that it may bring actions against companies that it believes are infringing this patent in the future. We also believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to Inktomi for informational purposes. We cannot be sure that Lycos or other third parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

IF OUR PRODUCTS, OR THE PRODUCTS UPON WHICH WE DEPEND, MALFUNCTION BECAUSE OF YEAR 2000 PROBLEMS, OUR OPERATIONS MAY BE INTERRUPTED AND WE MAY BE SUBJECT TO WARRANTY AND PRODUCT LIABILITY CLAIMS.

     To date, we have not experienced any disruption of our business or key systems as a result of Year 2000 problems. In addition, we have not been informed of any Year 2000 problems encountered by our customers relating to their use of our products and services. It is possible, however, that we may or our customers may encounter Year 2000 problems at a later time. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of search or shopping services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations.

OUR STOCK PRICE IS VOLATILE.

     The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of Internet-related companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

EXHIBIT
NUMBER
------

2.1 (2) Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2 (5) Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
2.3 (7) Agreement and Plan of Reorganization by and among Inktomi, WS Acquisition Corp. and WebSpective Software, Inc.
3.2 (3)   Amended and Restated Certificate of Incorporation of Inktomi.
3.2a (6) Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4 (3)   Bylaws of Inktomi.
4.1 (3)   Specimen Common Stock Certificate.
10.1 (3) Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2 (3)  1998 Stock Plan and form of agreement thereunder.
10.3 (3)  1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4 (3)  1996 Equity Incentive Plan and form of agreement thereunder.
10.5 (3) Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6 (3) Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7 Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8      Reserved for future use.
10.9      Reserved for future use.
10.10     Reserved for future use.
10.11     Reserved for future use.
10.12     Reserved for future use.
10.13     Reserved for future use.
10.14     Reserved for future use.
10.15     Reserved for future use.
10.16     Reserved for future use.
10.17     Reserved for future use.
10.18     Reserved for future use.
10.19     Reserved for future use.
10.20 (1) Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21 (1) C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22 (2) Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc.
          (included in Exhibit 2.1).
10.23 (4) 1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.24 (5) Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.25 (6) Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.26 (8) Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.27 (9) WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.

10.28 (7) Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc.
          stockholders (included in Exhibit 2.3).
27.1      Financial Data Schedules.

----------------------

(1) Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
(2) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended
          November 2, 1998.
(3) Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
(4) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-71037).
(5) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
(6) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.
(7) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended
          November 5, 1999.
(8) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-80195).
(9) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-89581).

(b) REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K dated October 15, 1999 to report under Item 2 thereof the acquisition of WebSpective Software, Inc. We filed an amendment dated November 5, 1999 to this Current Report on Form 8-K to include the required Supplementary Consolidated Financial Statements required under the report. We filed a Current Report on Form 8-K dated December 3, 1999 to announce the approval by the Board of Directors of a two-for-one stock split of our Common Stock.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                    Inktomi Corporation



Date:  February 14, 2000            By: /s/   Jerry M. Kennelly
                                        ---------------------------------
                                        Jerry M. Kennelly,
                                        Senior Vice President and
                                        Chief Financial Officer (duly
                                        authorized officer and
                                        principal financial officer)

                                INDEX TO EXHIBITS

(a)      EXHIBITS

EXHIBIT
NUMBER
-------
2.1 (2) Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2 (5)   Agreement and Plan of Reorganization by and among Inktomi,
          IC Acquisition Corp. and Impulse! Buy Network, Inc.
2.3 (7)   Agreement and Plan of Reorganization by and among Inktomi,
          WS Acquisition Corp. and WebSpective Software, Inc.
3.2 (3)   Amended and Restated Certificate of Incorporation of Inktomi.
3.2a (6) Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4 (3)   Bylaws of Inktomi.
4.1 (3)   Specimen Common Stock Certificate.
10.1 (3) Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2 (3)  1998 Stock Plan and form of agreement thereunder.
10.3 (3)  1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4 (3)  1996 Equity Incentive Plan and form of agreement thereunder.
10.5 (3) Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6 (3) Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7 Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8      Reserved for future use.
10.9      Reserved for future use.
10.10     Reserved for future use.
10.11     Reserved for future use.
10.12     Reserved for future use.
10.13     Reserved for future use.
10.14     Reserved for future use.
10.15     Reserved for future use.
10.16     Reserved for future use.
10.17     Reserved for future use.
10.18     Reserved for future use.
10.19     Reserved for future use.
10.20 (1) Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21 (1) C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22 (2) Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.23 (4) 1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.24 (5) Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.25 (6) Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.26 (8) Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.27 (9) WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.28 (7) Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
27.1      Financial Data Schedules.

----------------------

(1) Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
(2) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended
          November 2, 1998.
(3) Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
(4) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-71037).
(5) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
(6) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.
(7)       Incorporated  by reference  from  Inktomi's  Current Report on
          Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.
(8) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-80195).
(9) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-89581).