Form 10-Q
period 2000-03-31
INKTOMI CORP
filed 2000-05-15
CIK 1024302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

Commission File Number 0-24339

INKTOMI CORPORATION (Exact name of Registrant as specified in its charter)
DELAWARE	94-3238130
(State of Incorporation)	(I.R.S. Employer Identification No.)

4100 EAST THIRD AVENUE
FOSTER CITY, CALIFORNIA 94404
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 653-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     The number of shares outstanding of the Registrant's Common Stock as of April 30, 2000 was 110,431,393.

INKTOMI CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

TABLE OF CONTENTS

Page
Part I Financial Information:
Item 1. Financial Statements (Unaudited)
a) Condensed Consolidated Statements of Operation for the three and six
months ended March 31, 2000 and 1999	2
b) Condensed Consolidated Balance Sheets as of March 31, 2000 and
September 30, 1999	3
c) Condensed Consolidated Statements of Cash Flows for the six months
ended March 31, 2000 and 1999	4
d) Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	9

Part II Other Information:
Item 4. Submission of Matters to a Vote of Stockholders	22
Item 6. Exhibits and Reports on Form 8-K	23

Signature	24

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

Part I. Financial Information

Item 1. Financial Statements

Inktomi Corporation Condensed Consolidated Statements of Operation (In thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2000	1999	2000	1999
Revenues
Network products	$ 30,792	$ 8,797	$ 52,929	$ 14,372
Portal services	16,477	6,419	30,467	11,683

Total revenues	47,269	15,216	83,396	26,055
Operating expenses
Cost of revenues	6,855	2,691	12,776	4,986
Sales and marketing	27,357	12,018	50,067	22,365
Research and development	12,511	6,939	23,527	12,640
General and administrative	3,275	1,944	5,986	3,585
Acquisition-related costs	—	—	3,999	—

Total operating expenses	49,998	23,592	96,355	43,576

Operating loss	(2,729)	(8,376)	(12,959)	(17,521)
Other income, net	3,740	936	7,555	1,600

Net income (loss)	$ 1,011	$ (7,440)	$ (5,404)	$(15,921)

Earnings per share
Basic net income (loss) per share	$ 0.01	$ (0.07)	$ (0.05)	$ (0.16)

Diluted net income (loss) per share	$ 0.01	$ (0.07)	$ (0.05)	$ (0.16)

Shares outstanding
Shares used in calculating basic
net income (loss) per share	109,075	100,318	108,866	99,329

Shares used in calculating diluted
net income (loss) per share	122,457	100,318	108,866	99,329

See Notes to the Unaudited Condensed Consolidated Financial Statements 2

Inktomi Corporation Condensed Consolidated Balance Sheets (In thousands, except per share data)

	March 31, 2000	September 30, 1999
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$ 101,170	$ 85,047
Short-term investments	168,158	216,890

Total cash, cash equivalents and
short-term investments	269,328	301,937
Accounts receivable, net	33,555	23,352
Prepaid expenses and other current assets	6,521	3,615

Total current assets	309,404	328,904
Investments in equity securities	175,607	8,180
Property and equipment, net	64,928	43,329
Other assets	5,250	2,137

Total assets	$ 555,189	$ 382,550

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable	$ 2,966	$ 5,513
Current portion of capital lease obligations	3,267	2,502
Accounts payable	6,353	6,444
Accrued liabilities	24,111	14,421
Deferred revenue	29,473	3,389

Total current liabilities	66,170	32,269
Notes payable	1,904	4,560
Capital lease obligations, less current portion	3,717	3,686
Other liabilities	910	729

Total liabilities	72,701	41,244
Stockholders' equity
Common Stock, $0.001 par value; 300,000
authorized at March 31, 2000 and
September 30, 1999; 109,853 outstanding at
March 31, 1999 and 107,576 at
September 30, 1999	110	108
Additional paid-in capital	443,020	419,558
Deferred compensation and other	(2,581)	(3,691)
Accumulated other comprehensive income	123,459	1,447
Accumulated deficit	(81,520)	(76,116)

Total stockholders' equity	482,488	341,306

Total liabilities and stockholders' equity	$ 555,189	$ 382,550

See Notes to the Unaudited Condensed Consolidated Financial Statements 3

Inktomi Corporation Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the Six Months Ended March 31,
	2000	1999
Cash flows from operating activities
Net income (loss)	$ (5,404)	$(15,921)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	9,845	4,616
Amortization of deferred compensation	801	300
Changes in assets and liabilities:
Accounts receivable	(10,203)	(6,987)
Prepaid expenses and other assets	(6,019)	(2,515)
Accounts payable	(91)	2,021
Accrued liabilities and other	9,871	259
Deferred revenue	26,084	2,670

Net cash provided by (used in) operating activities	24,884	(15,557)
Cash flows from investing activities
Purchases of property and equipment	(34,824)	(7,672)
Proceeds from sale of equipment	3,380	—
Investments in equity securities, net	(45,173)	—
Purchases of short term investments, net	48,732	(58,088)

Net cash used in investing activities	(27,885)	(65,760)
Cash flows from financing activities
Payments on notes payable	(5,203)	(116)
Proceeds on obligations under capital leases,
net of payments	796	1,838
Proceeds from note receivable for stock	309	418
Proceeds from issuance of Common Stock in
Public Offering, net of issuance costs	—	88,941
Proceeds from exercises of stock options and warrants	23,464	3,851

Net cash provided by financing activities	19,366	94,932
Effect of exchange rates on cash and cash equivalents	(242)	23

Increase in cash and cash equivalents	16,123	13,638
Cash and cash equivalents at beginning of period	85,047	34,222

Cash and cash equivalents at end of period	$ 101,170	$ 47,860

Supplemental cash flow information:
Cash paid for interest	$ 1,344	$ 1,088

Assets acquired under capital leases	$ 3,380	$ 5,171

See Notes to the Unaudited Condensed Consolidated Financial Statements 4

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 1999 filed with the SEC on December 29, 1999 and our current report on Form 8-K dated December 3, 1999.

     The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The financial statements included herein reflect all normal, recurring adjustments which are, in the opinion of management, necessary to state fairly the results for the three-month and six-month periods ended March 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

     In October 1999, we acquired WebSpective Software, Inc. ("WebSpective"), a developer of software solutions for content and application distribution, delivery and management, to supplement our network products offerings. The acquisition of WebSpective was accounted for as a pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of Inktomi and WebSpective. We recorded acquisition-related costs of approximately $4.0 million in the six-month period ending March 31, 2000, primarily for investment banking fees, accounting, legal and other expenses. WebSpective revenues from inception through September 30, 1999 were $3.2 million. WebSpective raised $12.4 million through various stock issuances since its inception in March 1997, and had net losses from inception to September 30, 1999 of $13.5 million. As of March 31, 2000, approximately $0.4 million in acquisition-related costs were included in accrued liabilities.

NOTE 2. INVESTMENT ACCOUNTED FOR UNDER THE EQUITY METHOD

     At March 31, 2000, we held a $4.0 million convertible note receivable (the "Note") from AirFlash Inc. ("AirFlash"), a global application service provider for the delivery of mobile content and commerce services. The investment is included in the Condensed Consolidated Balance Sheet under investments in equity securities. Subsequent to March 31, 2000, through conversion of the Note and an additional $8.0 million cash investment, we purchased 4,219,854 shares of Series B Preferred Stock at $2.84 per share. This represents a 31.6% ownership share in the equity of AirFlash. As we do not have a financial controlling interest in AirFlash, the investment will be accounted for under the equity method.

NOTE 3. CALCULATION OF NET INCOME (LOSS) PER SHARE

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share is calculated by dividing net income (loss) by the average number of outstanding shares during the period. Diluted net income (loss) per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For the three-month period ended March 31, 1999, and the six-month periods ended March 31, 2000 and 1999, potentially dilutive stock options and warrants were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

(In thousands except per share amounts) (Unaudited)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2000	1999	2000	1999
Net income (loss)	$ 1,011	$(7,440)	$(5,404)	$(15,921)

BASIC EPS:
Shares used in calculating basic
net income (loss) per share	109,075	100,318	108,866	99,329

Basic net income (loss) per share	$ 0.01	$(0.07)	$(0.05)	$ (0.16)

DILUTED EPS:
Weighted average Common Stock outstanding	109,075	100,318	108,866	99,329
Weighted average stock options outstanding	11,291	—	—	—
Weighted average warrants outstanding	2,091	—	—	—

Shares used in calculating diluted
net income (loss) per share	122,457	100,318	108,866	99,329

Diluted net income (loss) per share	$ 0.01	$(0.07)	$(0.05)	$ (0.16)

NOTE 4. COMPREHENSIVE NET INCOME (LOSS)

     Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The components of comprehensive income are as follows:

(In thousands) (Unaudited)	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2000	1999	2000	1999
Net income (loss)	$ 1,011	$(7,440)	$ (5,404)	$(15,921)
Unrealized gain (loss) on
available-for-sale securities	(120,009)	(12)	122,254	(252)
Foreign currency translation
gain (loss)	(201)	(41)	(242)	23

Comprehensive net income (loss)	$(119,199)	$(7,493)	$ 116,608	$(16,150)

6

NOTE 5. SEGMENT INFORMATION

     Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer.

     We have two reportable operating segments: network products and portal services. Network products consists of Inktomi Traffic Server, Content Delivery Suite and associated applications. Portal services consists of Inktomi Search Engine, Inktomi Directory Engine and Inktomi Commerce Engine. Our reportable segments are organized primarily by technology. Each of these segments are managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases.

     We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction. Acquisition-related costs are not included in management's evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We do not track assets by operating segments.

     Financial information about segments (in thousands):

(Unaudited)	For the Three Months Ended March 31, 2000			For the Three Months Ended March 31, 1999
	Network Products	Portal Services	Total	Network Products	Portal Services	Total
Revenues	$30,792	$ 16,477	$ 47,269	$ 8,797	$ 6,419	$ 15,216
Operating income (loss)	$ 2,837	$(5,566)	$(2,729)	$(3,242)	$(5,134)	$(8,376)

      Two customers each exceeded 10% of all network products revenues, and one other customer exceeded 10% of network products revenues in the quarters ended March 31, 2000 and 1999, respectively. Two customers each exceeded 10% of portal services revenues, and three customers, including two of the aforementioned, each exceeded 10% of portal services revenues in the quarters ended March 31, 2000 and 1999, respectively.

(Unaudited)	For the Six Months Ended March 31, 2000				For the Six Months Ended March 31, 1999
	Network Products	Portal Services	Acquisition- Related Costs	Total	Network Products	Portal Services	Total
Revenues	$52,929	$ 30,467	$ —	$ 83,396	$ 14,372	$ 11,683	$ 26,055
Operating income
(loss)	$ 3,746	$(12,706)	$(3,999)	$(12,959)	$(7,812)	$(9,709)	$(17,521)

     Two customers each exceeded 10% of all network products revenues, and one other customer exceeded 10% of network products revenues in the six-month periods ended March 31, 2000 and 1999, respectively. One customer exceeded 10% of portal services revenues, and three other customers each exceeded 10% of portal services revenues in the six-month periods ended March 31, 2000 and 1999, respectively.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 discusses certain generally accepted accounting principles regarding revenue recognition in financial statements, including the specification of certain criteria that should be met before revenue is recognized. These criteria include: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In March 2000, the SEC issued SAB No. 101A, Amendment: Revenue Recognition in Financial Statements, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. We will adopt SAB No. 101, as amended, in the quarter ending June 30, 2000. We do not expect the adoption of SAB No. 101, as amended, to have a material effect on our financial position or results of operations.

     In November 1999, the SEC issued SAB No. 100, Restructuring and Impairment Charges. SAB No. 100 discusses the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. We will adopt SAB No. 100 in the quarter ending June 30, 2000. We do not expect the adoption of SAB No. 100 to have a material effect on our financial position or results of operations.

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

NOTE 7. STOCK SPLITS

     On December 3, 1999, we announced a two-for-one stock split (in the form of a 100% stock dividend) of our Common Stock. Stockholders of record on December 14, 1999 were issued a certificate on December 30, 1999 representing one additional share of Common Stock for each share of Common Stock held on December 14, 1999.

     On December 29, 1998, we announced a two-for-one stock split (in the form of a 100% stock dividend) of our Common Stock. Stockholders of record on January 12, 1999 were issued a certificate on January 27, 1999 representing one additional share of Common Stock for each share of Common Stock held on January 12, 1999.

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

     Network products revenues are composed of license, consulting, and support and upgrade fees in connection with Traffic Server, Content Delivery Suite and Media IXT. License fees are generally based on the number of CPUs running the software and are generally recognized upon shipment of the software. Consulting, support and upgrade fees are recognized ratably over the service period as the services are performed.

     Portal services revenues are composed of revenues generated through our search engine, directory engine and commerce engines. We generate revenues from our search engine and directory engine through a variety of contractual arrangements, which include general service fees, per-query search fees, search service hosting fees, advertising revenues, license fees and maintenance fees. General service fees, per-query search fees, search service hosting fees, license fees and maintenance fees are recognized in the period earned and advertising revenues are recognized in the period that the advertisement is displayed. Our contracts for our commerce engine currently provide for payments to us consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees, and advertising revenues and general service fees from Internet portals and other web site customers. To date, the revenues from online commerce have consisted primarily of annual infrastructure service fees and non-recurring engineering fees. Revenues from transaction fees and referral fees are increasing, but are not expected to account for a large percentage of total revenues in the near future. Revenues from online commerce are expected to be modest for the next few quarters.

     The network products segment generated operating income of $2.8 million and $3.7 million in the quarter and six-month period ended March 31, 2000, respectively, excluding acquisition-related costs. This represents an increase in operating income of $6.1 million and $11.6 million over the comparable fiscal 1999 periods. The portal services segment generated operating losses of $5.6 million and $12.7 million in the quarter and six-month period ended March 31, 2000. This represents an increase in operating loss of $0.4 million and $3.0 million over the comparable fiscal 1999 periods. For additional segment information, refer to Note 5, Segment Information, included in the notes to the unaudited condensed consolidated financial statements, as presented earlier in this Form 10-Q.

     We have recently undertaken a broad initiative in the global wireless Internet space. This initiative encompasses our portal services and network products and is directed at providing the infrastructure software necessary for wireless network operators, Internet portals and global enterprises to deliver the next-generation of mobile data services. To facilitate our entry into the wireless space, we will need to substantially modify our products and services, establish and maintain strategic alliances with a variety of companies, and hire new management, technical, sales and other personnel. We expect to incur material expenses across all wireless expense categories and expect that revenues from this initiative will be modest for the next several quarters.

     We have not achieved profitability on an annual basis, although we generated our first quarterly profit in the quarter ended March 31, 2000. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular in our commerce engine business and to support our new wireless initiative. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown in recent quarters, we cannot be sure that this growth will continue at the same rate.

RESULTS OF OPERATIONS

REVENUES

     Total revenues were $47.3 million and $83.4 million in the quarter and six-month period ended March 31, 2000, an increase of $32.1 million or 211% and $57.3 million or 220% over the comparable periods in fiscal 1999, and a 31% increase over the quarter ended December 31, 1999. For the quarter ended March 31, 2000, one customer exceeded 10% of total revenues and for the six-month period ended March 31, 2000, two customers, including the aforementioned customer, each exceeded 10% of total revenues. For the quarter and six-month period ended March 31, 1999, one other customer exceeded 10% of total revenues.

     Network products revenues totaled $30.8 million and $52.9 million in the quarter and six-month period ended March 31, 2000, an increase of $22.0 million or 250% and $38.6 million or 268% over the comparable periods in fiscal 1999. The increase was primarily due to increased licenses of Traffic Server and Content Delivery Suite, particularly to customers with plans to implement content delivery networks. These revenues consist primarily of licensing contracts between $0.1 million and $0.5 million and certain multi-million dollar contracts. For the quarter ended March 31, 2000, two customers each exceeded 10% of network products revenues, and for the six-month period ended March 31, 2000, two customers, including one other customer than was noted above, each exceeded 10% of network products revenues. For the quarter and six-month period ended March 31, 1999, one other customer exceeded 10% of network products revenues.

     Portal services revenues totaled $16.5 million and $30.5 million in the quarter and six-month period ended March 31, 2000, an increase of $10.1 million or 158% and $18.8 million or 161% over the comparable periods in fiscal 1999. Most of the increase was the result of new portal services customers. Of the total portal services revenues for the quarter and six-month period ended March 31, 2000, $12.7 million and $23.3 million were derived from the Inktomi Search Engine, and $3.8 million and $7.2 million were derived from the Inktomi Commerce Engine, respectively. For the quarter ended March 31, 2000, two customers each exceeded 10% of portal services revenues, and for the six-month period ended March 31, 2000, one of the same customers exceeded 10% of portal services revenues. For the quarter ended March 31, 1999, three customers, including two of the aforementioned, each exceeded 10% of portal services revenues, and for the six-month period ended March 31, 1999, three other customers each exceeded 10% of portal services revenues.

     During the quarter and six-month period ended March 31, 2000, we recognized revenues of approximately $4.5 million and $18.1 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the quarter and six-month period ended March 31, 1999, we recognized net revenues of approximately $0.7 million and $1.1 million, respectively, on contracts and licensing arrangements with customers in which we are equity shareholders. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

EXPENSES

     Operating expenses include cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses and acquisition-related expenses. Most of our expenses (other than cost of revenues and acquisition-related expenses) consist of personnel and related costs across the functional areas as listed above. A significant portion of our operations are located in the San Francisco Bay Area where competition for personnel and other resources is competitive. As we grow our businesses, we expect our total costs per employee to increase, which along with increased headcount, will increase our expenses in absolute dollars.

     We are subject to employer payroll taxes on gains on certain employee stock options. At March 31, 2000, our stock price was approximately $195 per share. Had our employees exercised all of these options on March 31, 2000, we would have been subject to payroll taxes on gains realized by our employees of $3.9 million on vested options and $27.2 million on unvested options. These amounts are charged to operations in the period the options are exercised. Should a significant number of our employees choose to exercise options, or if our stock price increases significantly, our quarterly results of operations could be adversely affected.

Cost of Revenues

     Cost of revenues consists primarily of expenses related to the operation of our search and commerce services, primarily depreciation, network and hosting charges, as well as royalties for our Media IXT application. Cost of revenues was $6.9 million and $12.8 million in the quarter and six-month period ended March 31, 2000, an increase of $4.2 million or 155% and $7.8 million or 156% over the comparable periods in fiscal 1999. The increases were due primarily to additional depreciation, network and hosting charges resulting from continued expansions of our data centers in California and the establishment of a data center in the United Kingdom during fiscal 1999. We expect cost of revenues to increase substantially in absolute dollars in the next few quarters due primarily to anticipated expanded cluster operation costs and increased royalties for our Media IXT application.

Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $27.4 million and $50.1 million in the quarter and six-month period ended March 31, 2000, an increase of $15.4 million or 128% and $27.7 million or 124% over the comparable periods of fiscal 1999. This increase was primarily due to an increase in the number of sales and marketing personnel, additional marketing programs and increased sales commissions. We expect that sales and marketing expenses will increase substantially in absolute dollars over the next few quarters as we hire additional sales and marketing personnel, initiate additional marketing programs to support each of our product lines, initiate a national branding campaign and establish sales offices in additional domestic and international locations.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $12.5 million and $23.5 million in the quarter and six-month period ended March 31, 2000, an increase of $5.6 million or 80% and $10.9 million or 86% over the comparable periods of fiscal 1999. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our search engine and network products businesses, online commerce development, and increases in quality assurance, technical support and technical publications personnel. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will increase in absolute dollars in future periods. We have not capitalized any software development expenses to date.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $3.3 million and $6.0 million in the quarter and six-month period ended March 31, 2000, an increase of $1.3 million or 68% and $2.4 million or 67% over the comparable periods of fiscal 1999. This increase was due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our new corporate headquarters in Foster City, California.

Acquisition-Related Costs

     In October 1999, we acquired WebSpective Software, Inc. ("WebSpective"), a developer of software solutions for content and application distribution, delivery and management, to supplement our network products offerings. The acquisition of WebSpective was accounted for as a pooling of interests. Financial results for historical periods were restated to reflect the combined operations beginning in the quarter ended December 31, 1999. We recorded acquisition-related costs of approximately $4.0 million in the quarter ended December 31, 1999, primarily for investment banking fees, accounting, legal and other expenses. As of March 31, 2000, approximately $0.4 million in acquisition-related costs were included in accrued liabilities.

Other Income, Net

     Other income, net includes interest on our cash, cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations. Other income, net totaled $3.7 million and $7.6 million in the quarter and six-month period ended March 31, 2000, an increase of $2.8 million or 300% and $6.0 million or 372% over the comparable periods of fiscal 1999. Most of this increase was generated from interest income on proceeds from our August 1999 and November 1998 public offerings and gains on sales of investments in equity securities of $1.2 million and $1.9 million in the quarter and six-month period ended March 31, 2000. These gains were offset by impairment losses related to the write-off of obsolete computer and networking equipment of $0.7 million in the quarter and six-month period ended March 31, 2000 and interest charges of $0.9 million and $1.3 million, in the quarter and six-month period ended March 31, 2000, respectively.

Net Income (Loss)

     We recorded net income of $1.0 million and net loss of $5.4 million or net income of $0.01 per share and net loss of $0.05 per share, in the quarter and six-month period ended March 31, 2000, respectively, compared to net losses of $7.4 million and $15.9 million or $0.07 and $0.16 per share, in the comparative periods of fiscal 1999. The results for the six-month period ended March 31, 2000 include nonrecurring acquisition-related costs of approximately $4.0 million incurred in connection with the acquisition of WebSpective in the quarter ended December 31, 1999. Excluding these acquisition-related costs, we recorded a net loss of $1.4 million or $0.01 per share in the six-month period ended March 31, 2000.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments totaled $269.3 million at March 31, 2000, down from $301.9 million at fiscal year-end September 30, 1999. Most of this decrease came from the use of cash for investments in equity securities and the purchase of property and equipment, offset by increased cash collections of accounts receivable.

     Investments in equity securities totaled $175.6 million at March 31, 2000, up from $8.2 million at fiscal year-end September 30, 1999. In accordance with generally accepted accounting principles, we carry the value of our investments at fair market value with any change from cost or prior value as an adjustment to stockholders' equity. All of our investments in equity securities are comprised of strategic investments in Internet companies, the most significant portion being InterNAP Network Services Corporation, in which we invested $20 million in October 1999. Internet stock values are volatile and therefore our investments in equity securities balance may fluctuate significantly in the future. If significant decreases in the value of these investments were to occur, our liquidity could be adversely affected.

     We generated $24.9 million in cash from operations in the six-month period ended March 31, 2000. This compares to $15.6 million used in operations in the comparable period in fiscal 1999. The increase in cash from operations was primarily due to a decrease in our net loss from $15.9 million to $5.4 million in the six-month periods ended March 31, 1999 and 2000, respectively, increased cash collections resulting from accounts receivable collection initiatives, as well as increases in depreciation and amortization and deferred revenue in the quarter ended March 31, 2000.

     We have made significant investments in property and equipment since inception. These investments consist largely of computer servers, workstations, networking equipment and leasehold improvements associated with our corporate headquarters in Foster City, California. We invested $34.8 million and $7.7 million in the six-month periods ended March 31, 2000 and 1999, respectively, primarily to further expand our Internet search engine and commerce engine service capacity, to launch and support our online commerce business and for leasehold improvements. Approximately $3.4 million of the property and equipment investments in the six-month period ended March 31, 2000 were part of a sale-leaseback transaction in which we sold furniture and related items to a leasing company and leased the furniture and related items under a new capitalized leases agreement.

     From time to time, we have used debt and leases to partially finance capital purchases. At March 31, 2000, we had $11.9 million in total loans and capitalized lease obligations outstanding. The loans are collateralized by our underlying assets, and each capitalized lease is collateralized by its respective underlying equipment purchased through the lease agreements. Approximately $4.9 million of our debt at March 31, 2000 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

     In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. Aggregate payments to be made under the lease are approximately $324 million over the lease term ending October 31, 2016.

     In the six-month period ended March 31, 2000, we raised $23.5 million from stock option exercises and employee stock purchase plan purchases.

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

Factors Affecting Operating Results

     Interested persons should carefully consider the risks described below in evaluating us. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline.

Our business substantially depends upon the success of our Traffic Server product and Content Delivery Suite.

     Our future growth substantially depends on the commercial success of our Traffic Server network cache product and our Content Delivery Suite. We are targeting several market segments for these products, including telecommunications carriers, Internet service providers, Internet hosting providers, OEM customers, large enterprise customers and content providers. Our ability to generate substantial and sustained revenues from these products is dependent upon achieving sales penetration in each of these market segments and significantly increasing the number of new and repeat customer transactions. The market for large-scale network caching and content delivery is in its early stages, and we are not sure our target customers will widely adopt and deploy these technologies throughout their networks. Even if they do so, they may not choose our network products, because they do not include the features they require, they wish to outsource content delivery services to a third party vendor rather than directly implement caching in their networks, or for technical, cost, support or other reasons.

Our business would be harmed if customers choose not to use or promote our search and directory services.

     Revenues from our search and directory services result primarily from the number of end-user searches that are processed by our search engine and directory engine and the level of advertising revenue generated by our Internet portal and other web site customers. Our agreements with customers do not require them to direct end-users to our search or directory services or to use our search or directory services exclusively or at all. Accordingly, revenues from search and directory services are highly dependent upon the willingness of customers to promote and use the search and directory services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our search engine and directory engine, and the ability and willingness of customers to sell advertisements on the Internet pages viewed by end-users. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is beginning to mature. In order for us to continue to increase revenues from our search engine business at historical rates, we will need to continue to sign up an increasing number of new customers, develop and deliver new search services and features to existing and future customers, establish deeper strategic relationships with our customers and broaden our market opportunities.

The online commerce market is rapidly evolving and our success is dependent on many factors outside of our direct control.

     The online commerce market is in a rapid state of evolution with a wide variety of online companies expending substantial funds to develop brand recognition and large bases of end-user consumers. Many of our portal customers are new to online commerce and have limited experience in promoting commerce transactions through their web sites. The success of our commerce engine will largely depend on a variety of factors, many of which are outside of our control. These factors include:

•	our ability to establish and maintain strong relationships with customers and online merchants;

•	increasing end-user traffic and transactions across our customers' web sites;

•	our ability to assemble a robust and varied database of products of interest to end-user consumers;

•	the ability and willingness of our customers to promote our commerce services on their web sites;

•	the dollar volume of online purchases made by end-users of our customers' web sites; and

•	the level of advertising and other revenues generated by customers.

     We have made significant investments in our online commerce business and expect to continue to do so. These investments have been and will continue to be required in advance of generating significant revenues, which have consisted primarily of infrastructure service fees and non-recurring engineering fees to date and are expected to be modest for the next few quarters. We cannot be sure that our entry into the online commerce business will be successful.

     We launched the first commercial version of our Internet commerce engine in mid-1999. Our commerce engine is designed to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information. The commerce engine is also designed to track and confirm purchases made by end-users of our customers' services and to generate invoices for our online merchants to support performance-based marketing arrangements among multiple parties. These are highly complex tasks. Our commerce engine customers demand a wide variety of complex features and deployment requirements. These deployments require substantial resources and execution, and there can be no assurance that we will meet required schedules or successfully develop all required technologies. We have at times experienced delays in the deployment of these new technologies, and expect that implementation and maintenance of these services will require significant expenses and management and development resources.

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

     We directly compete against several companies in the network cache and content delivery market, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell and Spyglass. We also compete against freeware caching solutions including CERN, Harvest and Squid. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our network products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

     We compete with a number of companies to provide Internet search and directory services. Traditionally, our competitors have provided search/directory services directly to end-users through their own web sites and have supplied search/directory services to third party web sites as a supplement to this business. However, we are facing increased competition from several newer competitors that are following our business model of providing Internet search/directory services primarily to Internet portals and other web site customers. These newer competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. We currently compete with companies including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Infoseek, LookSmart, Netscape Open Directory and Northern Light. In addition, several large media and other Internet-based companies have recently made investments in, or acquired, Internet search engine companies and may seek to develop or customize their services to deliver to our target customers.

     The market for our commerce engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of commerce technologies and services including Frictionless Commerce and InfoSpace, commerce destination sites including Deal Time and mySimon; third party merchant aggregators including Affinia; commerce wallet providers including Brodia and Gator; affiliate services including BeFree and Linkshare; and Internet portals and other captive marketplace web sites, including Amazon.com, America Online, Excite@Home and Yahoo!. We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve primarily as a technology and infrastructure provider, many of these factors are determined by our customers and partners, and we have little or no control over them.

     Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by us. Also, current and potential competitors have or may have greater name recognition, more extensive customer bases and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, fewer online commerce transactions and traffic, reduced gross margins and loss of market share.

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

The global wireless Internet space is a new market and we cannot be certain that our entry into this market will be successful.

     We have recently undertaken a broad initiative in the global wireless Internet space. The market for new wireless Internet products and services is in an early stage of development and is rapidly evolving. We have limited experience in the wireless market and cannot be certain that the market will develop in such a manner as to provide us with substantial revenue-generating opportunities. Several companies are developing products and services targeted to the wireless space and we expect competition to be intense. To facilitate our entry into the wireless space, we will need to modify our products and services, establish and manage strategic alliances with a variety of companies including wireless operators, content providers, hardware manufacturers and integrated service vendors, and hire new management, technical sales and other personnel. In this connection, we expect to incur material expenses across all expense categories for the next several quarters. We cannot be certain that our entry into the wireless space will be successful.

The loss of a key customer could adversely affect our revenues and be perceived as a loss of momentum in our business.

     We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract, or in the case of our search engine business, if there is a decline in usage of any customer's search service, our revenues would be adversely affected. In addition, our potential customers of Inktomi and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. Also, we cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

If we do not meet performance requirements in our portal services agreements, customers may cancel our service or choose a different service.

     Our search engine, directory engine and commerce engine agreements typically include specific performance requirements, including the features provided, reliability, processing speed, size of the Internet database maintained, number of merchants and products within the database, and frequency of updating the database. In addition, we believe it is important to maintain features and functionality that are not explicitly covered in our agreements, such as high relevance of search and product results. The growing volume of search queries processed by our search engine and the frequency with which we update our portal services to include additional functionality have placed and continue to place some strain on our operational capability to meet customer requirements. If we do not meet these requirements, customers may cancel our service or choose to use a different service.

Circumstances beyond our control may result in service interruptions that could cause our business to suffer.

     We provide our portal services from multiple data centers. Circumstances outside of our control such as fires, earthquakes, power failures, telecommunications failures, sabotage, unauthorized intrusions into our databases and similar events may bring down one or more of our data centers. For example, in June 1998, lightning struck the facility housing our data center in Virginia, interrupting service from this center. In addition, our data center hosting provider has experienced network failures from time to time, which has also interrupted our service. Service interruptions for any reason would reduce our revenues and could result in contract cancellations.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

     We expect that a significant portion of our future revenues will come from licenses of Traffic Server and Content Delivery Suite. We further expect that these revenues will come from licenses to a small number of customers. The volume and timing of orders are difficult to predict because the markets for Traffic Server and Content Delivery Suite are in their early stages and the sales cycle varies substantially from customer to customer. The cancellation or deferral of even a small number of licenses of Traffic Server or Content Delivery Suite would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

     Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. We plan to increase our operating expenses significantly to support our entry into the wireless Internet market, enhance and support our online commerce business, expand our sales and marketing operations, broaden our customer support capabilities, establish new data centers, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons already discussed or for any other reason could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

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

     Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to increase our staff to support new customers, new product lines, the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries including the Internet, telecommunications and commerce.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

     Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. In addition, our portal services technology systems collect end-user and transaction information, which we use to deliver services to our customers and merchant partners. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our portal services or facilitated by our network products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Further, there is the potential for product liability claims to be asserted against us by end-users who purchase goods and services through our commerce engine. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Internet-related laws could adversely affect our business.

     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend (or clarify the existence of) the right of reproduction held by copyright holders to control the right to make temporary copies for any reason, including caching and other copies made during the transmission process. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption, implementation or modification of laws and regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

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

     We intend to hire a significant number of additional sales, support, marketing, technical, and research and development personnel. Competition for these individuals is intense, and we may not be able to attract or retain the additional highly qualified personnel necessary for our success. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have key person life insurance policies covering any of our employees other than our Chief Executive Officer.

Any acquisitions that we make could adversely affect our operations or financial results.

     We have purchased three companies since September 1998 and intend to continue to invest in or acquire complementary companies, products and technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

Our efforts to increase our presence in markets outside of the United States may be unsuccessful and could result in losses.

     We market and sell our products in the United States and internationally. We have offices in Australia, China, England, France, Germany, Japan and Korea to market and sell our products in those countries and surrounding regions. We plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be sure that our investments in establishing facilities in other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, other inherent risks may apply to international operations, including:

•	the impact of recessions in economies outside the United States;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. Reengineering a particular product, however, may not be possible or practical. Similarly, these royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

Our stock price is volatile.

     The market price of our Common Stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, announcements of technological alliances and partnerships, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Stockholders

     At the Annual Meeting of Stockholders of the Company held on March 7, 2000, the following proposals were adopted by the margins indicated below. There were 108,609,016 shares of Common Stock entitled to vote at the meeting and a total of 76,145,999 shares were represented at the meeting.

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
David C. Peterschmidt	75,925,908	220,091
Eric A. Brewer	75,940,310	205,689
Frank Gill	75,957,964	188,035
Fredric W. Harman	75,938,430	207,569
John A. Porter	75,974,050	171,949
Alan F. Shugart	75,971,563	174,436

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for fiscal 2000.

Number of Shares

For	75,937,012
Against	175,939
Abstain	33,048
Broker Non-Vote	—

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number

2.1(2)	Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2(5)	Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
2.3(7)	Agreement and Plan of Reorganization by and among Inktomi, WS Acquisition Corp. and WebSpective Software, Inc.
3.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4(3)	Bylaws of Inktomi.
4.1(3)	Specimen Common Stock Certificate.
10.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(3)	1998 Stock Plan and form of agreement thereunder.
10.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3)	Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9	Employee Loan Agreement dated March 2, 2000 between Kirk D. Bowman and Inktomi.
10.10	Reserved for future use.
10.11	Reserved for future use.
10.12	Reserved for future use.
10.13	Reserved for future use.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Reserved for future use.
10.18	Reserved for future use.
10.19	Reserved for future use.
10.20(1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21(1)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.23(4)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.24(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.25(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.26(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.27(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.28(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).

27.1	Financial Data Schedules.

__________

(1)	Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
(2)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.
(3)	Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
(4)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-71037).
(5)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
(6)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.
(7)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.
(8)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-80195).
(9)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-89581).
(10)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Date: May 15, 2000	By:	Inktomi Corporation

/s/ Jerry M. Kennelly
----------------------------------
Jerry M. Kennelly,
Senior Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

(a)	Exhibits

Exhibit Number

2.1(2)	Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2(5)	Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
2.3(7)	Agreement and Plan of Reorganization by and among Inktomi, WS Acquisition Corp. and WebSpective Software, Inc.
3.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4(3)	Bylaws of Inktomi.
4.1(3)	Specimen Common Stock Certificate.
10.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(3)	1998 Stock Plan and form of agreement thereunder.
10.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3)	Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9	Employee Loan Agreement dated March 2, 2000 between Kirk D. Bowman and Inktomi.
10.10	Reserved for future use.
10.11	Reserved for future use.
10.12	Reserved for future use.
10.13	Reserved for future use.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16	Reserved for future use.
10.17	Reserved for future use.
10.18	Reserved for future use.
10.19	Reserved for future use.
10.20(1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.21(1)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.22(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.23(4)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.24(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.25(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.26(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.27(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.28(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).

27.1	Financial Data Schedules.

__________

(1)	Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.
(2)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.
(3)	Incorporated by reference from Inktomi's Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.
(4)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-71037).
(5)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on May 13, 1999.
(6)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.
(7)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.
(8)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-80195).
(9)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-89581).
(10)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

