Form 10-Q
period 2000-06-30
INKTOMI CORP
filed 2000-08-14
CIK 1024302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

Commission File Number 0-24339

INKTOMI CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3238130
(State of Incorporation)	(I.R.S. Employer Identification No.)

  4100 EAST THIRD AVENUE
FOSTER CITY, CALIFORNIA 94404
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 653-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X        No  ____

      The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2000 was 114,024,975.

INKTOMI CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our network products and portal services, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with providers of leading Internet technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Factors Affecting Operating Results” contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended September 30, 1999. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward looking statements.

     Inktomi was incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, “Inktomi,” “the Company,” “our,” “us,” “ we” and similar expressions refer to Inktomi Corporation and its subsidiaries.

Part I. Financial Information

Item 1. Financial Statements

Inktomi Corporation
Condensed Consolidated Statements of Operation
(In thousands, except per share amounts)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues
Network products	$43,100	$12,537	$96,029	$26,909
Portal services	18,400	7,794	48,867	19,477

Total revenues	61,500	20,331	144,896	46,386

Operating expenses
Cost of revenues	8,358	3,692	21,134	8,678
Sales and marketing	32,645	14,837	82,712	37,202
Research and development	15,141	8,256	38,668	20,896
General and administrative	3,695	2,059	9,681	5,644
Acquisition-related costs	—	1,110	3,999	1,110

Total operating expenses	59,839	29,954	156,194	73,530

Operating income (loss)	1,661	(9,623)	(11,298)	(27,144)

Other income, net	3,641	793	11,196	2,393

Pretax income (loss)	5,302	(8,830)	(102)	(24,751)

Provision for income taxes	(795)	—	(795)	—

Net income (loss)	$4,507	$(8,830)	$(897)	$(24,751)

Earnings per share
Basic net income (loss) per share	$0.04	$(0.09)	$(0.01)	$(0.25)

Diluted net income (loss) per share	$0.04	$(0.09)	$(0.01)	$(0.25)

Shares outstanding
Shares used in calculating basic
net income (loss) per share	110,886	101,452	109,302	99,943

Shares used in calculating diluted
net income (loss) per share	123,040	101,452	109,302	99,943

See Notes to the Unaudited Condensed Consolidated Financial Statements

Inktomi Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
	June 30, 2000	September 30, 1999

	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$122,009	$85,047
Short-term investments	150,210	216,890

Total cash, cash equivalents and
short-term investments	272,219	301,937
Accounts receivable, net	43,226	23,352
Prepaid expenses and other current assets	9,506	3,615

Total current assets	324,951	328,904
Investments in equity securities	174,410	8,180
Property and equipment, net	75,890	43,329
Other assets	5,845	2,137

Total assets	$581,096	$382,550

Liabilities and Stockholders' Equity
Current liabilities
Current portion of notes payable	$2,045	$5,513
Current portion of capital lease obligations	2,533	2,502
Accounts payable	2,854	6,444
Accrued liabilities	37,608	14,421
Deferred revenue	45,986	3,389

Total current liabilities	91,026	32,269
Notes payable	2,442	4,560
Capital lease obligations, less current portion	3,623	3,686
Other liabilities	581	729

Total liabilities	97,672	41,244

Stockholders' equity
Common Stock, $0.001 par value; 300,000
authorized at June 30, 2000 and
September 30, 1999; 111,405 outstanding at
June 30, 2000 and 107,576 at
September 30, 1999	111	108
Additional paid-in capital	460,256	419,558
Deferred compensation and other	(2,295)	(3,691)
Accumulated other comprehensive income	102,365	1,447
Accumulated deficit	(77,013)	(76,116)

Total stockholders' equity	483,424	341,306

Total liabilities and stockholders' equity	$581,096	$382,550

See Notes to the Unaudited Condensed Consolidated Financial Statements

Inktomi Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine
	Months Ended
	June 30,

	2000	1999

Cash flows from operating activities
Net loss	$(897)	$(24,751)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	15,189	8,094
Amortization of deferred compensation	1,087	531
Changes in assets and liabilities:
Accounts receivable	(19,874)	(9,167)
Prepaid expenses and other assets	(9,599)	(2,830)
Accounts payable	(3,590)	1,979
Accrued liabilities and other	23,039	1,962
Deferred revenue	42,597	4,747

Net cash provided by (used in) operating activities	47,952	(19,435)

Cash flows from investing activities
Purchases of property and equipment	(51,130)	(17,678)
Proceeds from sale of equipment	3,380	—
Investments in equity securities, net	(65,299)	(4,867)
Purchases of short term investments, net	66,680	(57,415)

Net cash used in investing activities	(46,369)	(79,960)

Cash flows from financing activities
Proceeds (payments) on notes payable	(5,586)	4,742
Proceeds on obligations under capital leases,
net of payments	(32)	(1,520)
Proceeds from notes receivable for stock	309	382
Proceeds from issuance of Common Stock in
Public Offering, net of issuance costs	—	88,941
Proceeds from exercises of stock options and warrants	40,701	8,394

Net cash provided by financing activities	35,392	100,939

Effect of exchange rates on cash and cash equivalents	(13)	(132)

Increase in cash and cash equivalents	36,962	1,412
Cash and cash equivalents at beginning of period	85,047	34,222

Cash and cash equivalents at end of period	$122,009	$35,634

Supplemental cash flow information
Cash paid for interest	$1,798	$1,678

Assets acquired under capital leases	$3,380	$5,171

See Notes to the Unaudited Condensed Consolidated Financial Statements

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

            We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 1999 filed with the SEC on December 29, 1999 and our Current Report on Form 8-K dated December 3, 1999.

            The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The financial statements included herein reflect all normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the three-month and nine-month periods ended June 30, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

             In October 1999, we acquired WebSpective Software, Inc. ("WebSpective"), a developer of software solutions for content and application distribution, delivery and management, to supplement our network products offerings. The acquisition of WebSpective was accounted for as a pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of Inktomi and WebSpective. We recorded acquisition-related costs of approximately $4.0 million in the nine-month period ending June 30, 2000, primarily for investment banking fees, accounting, legal and other expenses. WebSpective revenues from inception through September 30, 1999 were $3.2 million. WebSpective raised $12.4 million through various stock issuances since its inception in March 1997, and had net losses from inception to September 30, 1999 of $13.5 million.

NOTE 2.  INVESTMENT ACCOUNTED FOR UNDER THE EQUITY METHOD

            At June 30, 2000, we held 4,219,854 shares of Series B Preferred Stock purchased at $2.84 per share, representing a 31.6% ownership share of AirFlash, Inc. ("AirFlash"), a global application service provider for the delivery of mobile content and commerce services. The investment is carried at cost in the Condensed Consolidated Balance Sheet under investments in equity securities. As we do not have a financial controlling interest in AirFlash, the investment has been accounted for under the equity method, which requires that a proportionate share of their net income or net loss, based on our percentage of ownership, be reflected in our consolidated financial statements.

NOTE 3.  CALCULATION OF NET INCOME (LOSS) PER SHARE

            Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share is calculated by dividing net income (loss) by the average number of outstanding shares during the period. Diluted net income (loss) per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For the three-month period ended June 30, 1999, and the nine-month periods ended June 30, 2000 and 1999, potentially dilutive stock options and warrants were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

(In thousands, except per share amounts)	For the Three-Months Ended		For the Nine-Months Ended
(Unaudited)	June 30,		June 30,

	2000	1999	2000	1999

Net income (loss)	$4,507	$(8,830)	$(897)	$(24,751)

BASIC EPS:
Shares used in calculating basic
net income (loss) per share	110,886	101,452	109,302	99,943

Basic net income (loss) per share	$0.04	$(0.09)	$(0.01)	$(0.25)

DILUTED EPS:
Weighted average Common Stock outstanding	110,886	101,452	109,302	99,943
Weighted average stock options outstanding	10,088	—	—	—
Weighted average warrants outstanding	2,066	—	—	—

Shares used in calculating diluted
net income (loss) per share	123,040	101,452	109,302	99,943

Diluted net income (loss) per share	$0.04	$(0.09)	$(0.01)	$(0.25)

NOTE 4.  COMPREHENSIVE NET INCOME (LOSS)

    Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The components of comprehensive income are as follows:

(In thousands)	For the Three-Months Ended		For the Nine-Months Ended
(Unaudited)	June 30,		June 30,

	2000	1999	2000	1999

Net income (loss)	$4,507	$(8,830)	$(897)	$(24,751)
Unrealized gain (loss) on
available-for-sale securities	(21,324)	985	100,931	735
Foreign currency translation
gain (loss)	229	(155)	(13)	(132)

Comprehensive net income (loss)	$(16,588)	$(8,000)	$100,021	$(24,148)

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

     We have two reportable operating segments: network products and portal services. Network products consists of Inktomi Traffic Server, Content Delivery Suite and associated applications. Portal services consists of the Inktomi Search Engine and the Inktomi Commerce Engine. Our reportable segments are organized primarily by technology. Each of these segments is managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases.

     We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction. Acquisition-related costs are not included in management's evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the year ended September 30, 1999, as filed on December 29, 1999. We do not track assets by operating segments.

    Financial information about segments (in thousands):

(Unaudited)	For the Three-Months Ended			For the Three-Months Ended
	June 30, 2000			June 30, 1999

						Acquisition-
	Network	Portal		Network	Portal	Related
	Products	Services	Total	Products	Services	Costs	Total

Revenues	$43,100	$18,400	$61,500	$12,537	$7,794	$—	$20,331
Operating
income (loss)	$8,339	$(6,678)	$1,661	$(2,084)	$(6,429)	$(1,110)	$(9,623)

     One customer exceeded 10% of network products revenues, and two other customers each exceeded 10% of network products revenues in the quarters ended June 30, 2000 and 1999, respectively. One customer exceeded 10% of portal services revenues, and three customers, including the aforementioned, each exceeded 10% of portal services revenues in the quarters ended June 30, 2000 and 1999, respectively.

(Unaudited)	For the Nine-Months Ended				For the Nine-Months Ended
	June 30, 2000				June 30, 1999

			Acquisition-				Acquisition-
	Network	Portal	Related		Network	Portal	Related
	Products	Services	Costs	Total	Products	Services	Costs	Total

Revenues	$96,029	$48,867	$—	$144,896	$26,909	$19,477	$—	$46,386
Operating
income (loss)	$12,085	$(19,384)	$(3,999)	$(11,298)	$(9,896)	$(16,138)	$(1,110)	$(27,144)

     Two customers each exceeded 10% of network products revenues, and two other customers each exceeded 10% of network products revenues in the nine-month periods ended June 30, 2000 and 1999, respectively. One customer exceeded 10% of portal services revenues, and three other customers each exceeded 10% of portal services revenues in the nine-month periods ended June 30, 2000 and 1999, respectively.

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44,  Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25.  FIN No. 44, effective July 1, 2000, clarifies the application of Accounting Principles Board Opinion ("APB") No. 25 for matters including: the definition of an employee for purposes of APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. We do not anticipate the adoption of FIN No. 44 to have a material impact on our financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101,  Revenue Recognition in Financial Statements. SAB No. 101 discusses certain generally accepted accounting principles regarding revenue recognition in financial statements, including the specification of certain criteria that should be met before revenue is recognized. These criteria include: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In March 2000, the SEC issued SAB No. 101A,  Amendment: Revenue Recognition in Financial Statements, and SAB No. 101B,  Second Amendment: Revenue Recognition in Financial Statements, to defer for the effective date of implementation of  SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. We adopted  SAB No. 101, as amended, in the quarter ending June 30, 2000. The adoption of  SAB No. 101, as amended, has not had a material effect on our financial position or results of operations.

     In November 1999, the SEC issued SAB No. 100, Restructuring and Impairment Charges. SAB No. 100 discusses the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. We adopted SAB No. 100 in the quarter ending June 30, 2000. The adoption of SAB No. 100 has not had a material effect on our financial position or results of operations.

     In November 1999, the FASB's Emerging Issues Tax Force ("EITF") commenced discussions on EITF No. 99-17, Accounting for Advertising Barter Transactions. The EITF provides guidance on the recognition of Internet barter advertising revenues and expenses under various circumstances. The EITF reached a conclusion in January 2000 that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. The adoption of EITF No. 99-17 has not had a material impact on our financial position or results of operations as we record no barter revenues.

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

NOTE 8.  SUBSEQUENT EVENTS

     In July 2000, we acquired 100% of all outstanding stock and assumed all stock options of Ultraseek Corporation ("Ultraseek"), a subsidiary of GO.com, the Internet business of The Walt Disney Company, in exchange for $3.5 million in cash and 2,512,880 shares of Common Stock.  Ultraseek will operate under the Inktomi name with all employees of Ultraseek  joining Inktomi.  As a result of the acquisition, we will record acquisition related expenses, including accounting, legal and other expenses and goodwill amortization beginning in the quarter ended September 30, 2000.  We will account for the transaction under the purchase method of accounting and are currently assessing the allocation of our purchase price.

     At a Special Meeting of Stockholders held July 26, 2000, our stockholders approved an amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock from 300,000,000 shares to 1,500,000,000 shares. The amendment was filed with the Delaware Secretary of State on August 10, 2000. The amendment to the Certificate of Incorporation enables the Board of Directors to issue or reserve for issuance up to 1,500,000 shares of Common Stock without further action or authorization by the stockholders, except as required by applicable law or the rules of any stock exchange or national securities association trading system on which the Common Stock is then listed or quoted.

     On June 30, 2000,  our Board of Directors adopted a Shareholders' Rights Plan. Under the plan, we will issue a dividend of one right for each share of our Common Stock held by stockholders of record as of the close of business on August 21, 2000. The plan is designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction involving Inktomi. Each right will initially entitle stockholders to purchase a fractional share of our Preferred Stock for $1,000.00. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon certain other events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for shares of Inktomi or of the third party acquirer having a value of twice the right's then-current exercise price.

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

     Network products revenues are composed of license, consulting, support and upgrade fees in connection with Traffic Server, Content Delivery Suite and Media IXT. License fees are generally based on the number of CPUs running the software and are generally recognized upon shipment of the software. Consulting, support and upgrade fees are recognized ratably over the service period as the services are performed.

     Portal services revenues are composed of revenues generated through our search engine and commerce engine. We recently combined our directory engine services with our search engine services into a single service offering this quarter. We generate revenues from our search engine through a variety of contractual arrangements, which include general service fees, per-query search fees and search service hosting fees, all of which are recognized in the period earned. Our contracts for our commerce engine currently provide for payments to us consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees, and advertising revenues and general service fees from Internet portals and other web site customers. To date, revenues from online commerce have consisted primarily of annual infrastructure service fees and non-recurring engineering fees. Revenues from transaction fees and referral fees are increasing, but are not expected to account for a large percentage of total revenues in the near future. Revenues from online commerce are expected to be modest for the next few quarters.

     The network products segment generated operating income of $8.3 million and $12.1 million in the quarter and nine-month period ended June 30, 2000, respectively, excluding acquisition-related costs. This represents an increase in operating income of $10.4 million and $22.0 million over the comparable fiscal 1999 periods. The portal services segment generated operating losses of $6.7 million and $19.4 million in the quarter and nine-month period ended June 30, 2000. This represents increases in operating losses of $0.2 million and $3.2 million over the comparable fiscal 1999 periods. For additional segment information, refer to Note 5,  Segment Information,  included in the notes to the unaudited condensed consolidated financial statements, as presented earlier in this Form 10-Q.

     We have recently undertaken a broad initiative in the global wireless Internet space. This initiative encompasses our portal services and network products and is directed at providing the infrastructure software necessary for wireless network operators, Internet portals and global enterprises to deliver the next-generation of mobile data services. To facilitate our entry into the wireless space, we will need to substantially modify our products and services, establish and maintain strategic alliances with a variety of companies, and hire new management, technical, sales and other personnel. We expect to incur material expenses across all wireless expense categories and expect that revenues from this initiative will be modest for the next few quarters.

    In July 2000, we acquired 100% of all outstanding stock and assumed all stock options of Ultraseek Corporation ("Ultraseek"), a subsidiary of GO.com, the Internet business of The Walt Disney Company, in exchange for $3.5 million in cash and 2,512,880 shares of Common Stock.  Ultraseek will operate under the Inktomi name with all employees of Ultraseek joining Inktomi.  As a result of the acquisition, we will record acquisition related expenses, including accounting, legal and other expenses and goodwill amortization beginning in the quarter ended September 30, 2000.  We will account for the transaction under the purchase method of accounting and are currently assessing the allocation of our purchase price. The acquisition supports our initiative in the enterprise market enabling us to provide customizable search and navigation software for corporate intranet and extranet sites.

     We have not achieved profitability on an annual basis, although we generated our second consecutive quarterly profit in the quarter ended June 30, 2000. We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular in our commerce engine business and to support our new wireless initiative. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown in recent quarters, we cannot be sure that this growth will continue at the same rate.

RESULTS OF OPERATIONS

REVENUES

     Total revenues were $61.5 million and $144.9 million in the quarter and nine-month period ended June 30, 2000, an increase of $41.2 million or 202% and $98.5 million or 212% over the comparable periods in fiscal 1999, and a 30% increase over the quarter ended March 31, 2000. For the quarter and nine-month period ended June 30, 2000, no customers exceeded 10% of total revenues. For the quarter and nine-month period ended June 30, 1999, one customer exceeded 10% of total revenues.

     Network products revenues totaled $43.1 million and $96.0 million in the quarter and nine-month period ended June 30, 2000, an increase of $30.6 million or 244% and $69.1 million or 257% over the comparable periods in fiscal 1999. The increase was primarily due to increased licenses of Traffic Server and Content Delivery Suite, particularly to customers in the content delivery, access and backbone markets. These revenues consist primarily of certain multi-million dollar contracts and several other smaller contracts generally ranging between $0.1 million and $0.5 million. Up-front license revenue generated from direct end-user customers accounted for most of total network products revenues. One customer exceeded 10% of network products revenues and two other customers each exceeded 10% of network products revenues in the quarter and nine-month periods ended June 30, 2000, respectively. Two other customers each exceeded 10% of network products revenues, and two customers, including one of the aforementioned, each exceeded 10% of network products revenues in the quarter and nine-month periods ended June 30, 1999, respectively.

     Portal services revenues totaled $18.4 million and $48.9 million in the quarter and nine-month period ended June 30, 2000, an increase of $10.6 million or 136% and $29.4 million or 151% over the comparable periods in fiscal 1999. Most of the increase resulted from the addition and launch of new portal services customers, primarily smaller and mid-tier portals.  Of the total portal services revenues for the quarter and nine-month period ended June 30, 2000, $14.4 million and $37.7 million were derived from the Inktomi Search Engine, and $4.0 million and $11.2 million were derived from the Inktomi Commerce Engine, respectively. One customer exceeded 10% of portal services revenues in the quarter and nine-month periods ended June 30, 2000. Three customers, including the aforementioned, each exceeded 10% of portal services revenues in the quarter and nine-month periods ended June 30, 1999. During the quarter, one of our larger search service customers announced its intention to use a competitive service beginning in July 2000.  The customer represented less than 3% of our total revenues for the quarter ended June 30, 2000.

     During the quarter and nine-month period ended June 30, 2000, we recognized revenues of approximately $3.2 million and $21.2 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

EXPENSES

     Operating expenses include cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses and acquisition-related expenses. Most of our expenses (other than cost of revenues and acquisition-related expenses) consist of personnel and related costs across the functional areas listed above. A significant portion of our operations are located in the San Francisco Bay Area where competition for personnel and other resources is intense. As we grow our businesses, we expect our total costs per employee to increase, which along with increased headcount, will increase our expenses in absolute dollars.

     We are subject to employer payroll taxes on gains on certain employee stock options. At June 30, 2000, our stock price closed at $118.25 per share. Had our employees exercised all of these options on June 30, 2000 at this price, we would have been subject to payroll taxes on gains realized by our employees of $2.8 million on vested options and $13.6 million on unvested options. These amounts would be charged to operations in the period the options are exercised. Should a significant number of our employees choose to exercise options, or if our stock price increases significantly, our quarterly results of operations would be adversely affected.

Cost of Revenues

     Cost of revenues consists primarily of expenses related to the operation of our search and commerce services, primarily depreciation, network and hosting charges, as well as royalties for our Media IXT application. Cost of revenues was $8.4 million and $21.1 million in the quarter and nine-month period ended June 30, 2000, a decrease from 18.2% to 13.6% of cost of revenues as a percentage of revenue, and a decrease from 18.7% to 14.6% of cost of revenues as a percentage of revenues over the comparable quarter and nine-month periods in fiscal 1999. The increases were due primarily to additional depreciation, network and hosting charges resulting from expansions of our data centers in the US and overseas during fiscal 2000 and 1999. We expect cost of revenues to increase in absolute dollars in the next few quarters due primarily to increased royalties for our Media IXT application and, to a lesser extent, expanded cluster operations costs.

Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $32.6 million and $82.7 million in the quarter and nine-month period ended June 30, 2000, an increase of $17.8 million or 120% and $45.5 million or 122% over the comparable periods of fiscal 1999. This increase was primarily due to an increase in the number of sales and marketing personnel,  increased sales commissions and additional marketing programs, including the initiation of a branding campaign. We expect that sales and marketing expenses will increase substantially in absolute dollars over the next few quarters as we establish sales offices in additional domestic and international locations, hire additional sales and marketing personnel, incur increased sales commissions expenses, and expand our marketing programs, including our branding campaign.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $15.1 million and $38.7 million in the quarter and nine-month period ended June 30, 2000, an increase of $6.9 million or 83% and $17.8 million or 85% over the comparable periods of fiscal 1999. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our search engine and network products businesses, online commerce development, and increases in quality assurance, technical support and technical publications personnel. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will increase in absolute dollars in future periods. We have not capitalized any software development expenses to date.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $3.7 million and $9.7 million in the quarter and nine-month period ended June 30, 2000, an increase of $1.6 million or 79% and $4.0 million or 72% over the comparable periods of fiscal 1999. This increase was due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our new corporate headquarters in Foster City, California.

Acquisition-Related Costs

    In October 1999, we acquired WebSpective Software, Inc., a developer of software solutions for content and application distribution, delivery and management, to supplement our network products offerings. The acquisition of WebSpective was accounted for as a pooling of interests. Financial results for historical periods were restated to reflect the combined operations beginning in the quarter ended December 31, 1999. We recorded acquisition-related costs of approximately $4.0 million in the quarter ended December 31, 1999, primarily for investment banking fees, accounting, legal and other expenses.

Other Income, Net

    Other income, net includes interest on our cash, cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations and losses recorded for the equity method of accounting for our minority investment in AirFlash, Inc. Other income, net totaled $3.6 million and $11.2 million in the quarter and nine-month period ended June 30, 2000, an increase of $2.8 million or 359% and $8.8 million or 368% over the comparable periods of fiscal 1999. Most of this increase was generated from interest income on proceeds from our August 1999 and November 1998 public offerings and gains on sales of investments in equity securities of $1.7 million and $3.6 million in the quarter and nine-month period ended June 30, 2000. These gains were partially offset by $1.7 million in losses recorded in the quarter and nine month period end June 30, 2000, representing our proportionate share of losses related to our minority investment in AirFlash. The increase was also offset by the write-off of obsolete computer and networking equipment of nil and $0.6 million, and interest charges of $0.4 million and $1.8 million, in the quarter and nine-month period ended June 30, 2000, respectively.

Provision for Income Taxes

     We recorded a provision for income taxes of $0.8 million for the quarter and nine-month period ended June 30, 2000. Our effective income tax rate was 15%, however this rate may change during the remainder of 2000 if operating results or acquisition-related costs differ significantly from current projections.

Net Income (Loss)

     We recorded net income of $4.5 million and net loss of $0.9 million, or net income of $0.04 per share and net loss of $0.01 per share, in the quarter and nine-month period ended June 30, 2000, respectively, compared to net losses of $8.8 million and $24.8 million, or $0.09 and $0.25 per share, in the comparable periods of fiscal 1999. The results for the nine-month period ended June 30, 2000 include nonrecurring acquisition-related costs of approximately $4.0 million incurred in connection with the acquisition of WebSpective in the quarter ended December 31, 1999. Excluding these acquisition-related costs, we generated net income of $3.1 million or $0.03 per share in the nine-month period ended June 30, 2000.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments totaled $272.2 million at June 30, 2000, down from $301.9 million at fiscal year-end September 30, 1999. Most of this decrease came from the use of cash for investments in equity securities and the purchase of property and equipment, offset by increased cash collections of accounts receivable.

     Investments in equity securities totaled $174.4 million at June 30, 2000, up from $8.2 million at fiscal year-end September 30, 1999. Our investments that have readily determinable fair values are marked to market with any change from cost or prior value as an adjustment to stockholders' equity. Other strategic investments in equity securities are carried at cost. All of our investments in equity securities are comprised of strategic investments in Internet companies, the most significant portion being InterNAP Network Services Corporation, in which we invested $20 million in October 1999. Internet stock values are volatile and therefore our investments in equity securities balance may fluctuate significantly in the future.

     We generated $48.0 million in cash from operations in the nine-month period ended June 30, 2000. This compares to $19.4 million used in operations in the comparable period in fiscal 1999. The increase in cash from operations was primarily due to a decrease in our net loss from $24.8 million to $0.9 million in the nine-month periods ended June 30, 1999 and 2000, respectively, increased cash collections resulting from accounts receivable collection initiatives, as well as increases in depreciation and amortization and deferred revenue in the quarter ended June 30, 2000.

     We have made significant investments in property and equipment since inception. These investments consist largely of computer servers, workstations, networking equipment and leasehold improvements associated with our corporate headquarters in Foster City, California. We invested $51.1 million and $17.7 million in the nine-month periods ended June 30, 2000 and 1999, respectively, primarily to expand our Internet search engine and commerce engine service capacity, to launch and support our online commerce business and for leasehold improvements. Approximately $3.4 million of the property and equipment investments in the nine-month period ended June 30, 2000 were part of a sale-leaseback transaction in which we sold furniture and related items to a leasing company and leased the furniture and related items under a new capitalized lease agreement.

     From time to time, we have used debt and leases to partially finance capital purchases. At June 30, 2000, we had $10.6 million in total loans and capitalized lease obligations outstanding. The loans are collateralized by our underlying assets, and each capitalized lease is collateralized by its respective underlying equipment obtained through the lease agreements. Approximately $4.5 million of our debt at June 30, 2000 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

     In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. Aggregate payments to be made under the lease are approximately $324 million over the lease term ending October 31, 2016.

     On June 30, 2000, we entered into an agreement to purchase the land and facilities of our corporate headquarters in Foster City, California, including all improvements related to this property for an aggregate purchase price of $112 million. Prior to the closing, the agreement will be assigned to the third party lessor under the terms of a lease finance structure. This structure will also require the creation and maintenance of a cash collateral account that will limit the liquidity of a certain amount of our cash.

     In the nine-month period ended June 30, 2000, we raised $40.7 million from stock option exercises and employee stock purchase plan purchases.

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

     Our future growth substantially depends on the commercial success of our Traffic Server network cache product and our Content Delivery Suite. We are targeting several market segments for these products, including telecommunications and backbone carriers, Internet access networks, Internet hosting providers, OEM customers, large enterprise customers and content delivery networks. Our ability to generate substantial and sustained revenues from these products is dependent upon achieving sales penetration in each of these market segments and significantly increasing the number of new and repeat customer transactions, especially within the enterprise market. The market for large-scale network caching and content delivery is in its early stages, and we are not sure our target customers will widely adopt and deploy these technologies throughout their networks. Even if they do so, they may not choose our network products, because they do not include the features they require, they wish to outsource content delivery services to a third party vendor rather than directly implement caching in their networks, or for technical, cost, support or other reasons.

Our business would be harmed if customers choose not to use or promote our search services.

     Revenues from our search services result primarily from the number of end-user searches that are processed by our search engine. Our agreements with customers do not require them to direct end-users to our search services or to use our search services exclusively or at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our search engine, and the ability of customers to monetize traffic from their web site search pages. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is beginning to mature. In order for us to continue to increase revenues from our search engine business at historical rates, we will need to continue to sign up an increasing number of new customers, develop and deliver new search services, products and features to existing and future customers, establish deeper strategic relationships with our customers and broaden our market opportunities.

The online commerce market is rapidly evolving and our success is dependent on many factors outside of our direct control.

     The online commerce market is in a rapid state of evolution with a large number of companies pursuing a wide variety of business approaches to selling goods over the Internet. Many of these companies are spending substantial funds to develop brand recognition and large bases of end-user consumers. Our business model is based on supplying commerce platform services to Internet portals and other web site customers, which in turn make these services available to their end-users. Many of our customers are new to online commerce and have limited experience in promoting commerce transactions through their web sites. The success of our commerce engine will largely depend on a variety of factors, many of which are outside of our control. These factors include:

  our ability to establish and maintain strong relationships with customers and online merchants;
  increasing end-user traffic and transactions across our customers' web sites;
  our ability to assemble a robust and varied database of products of interest to end-user consumers;
  the ability and willingness of our customers to promote our commerce services on their web sites;
  market conditions affecting the purchase of infrastructure software solutions;
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

     We launched the first commercial version of our Internet commerce engine in mid-1999. Our commerce engine is designed to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information. The commerce engine is also designed to track and confirm purchases made by end-users of our customers' services and to generate invoices for our online merchants to support performance-based marketing arrangements among multiple parties. These are highly complex tasks. Our commerce engine customers demand a wide variety of complex features and deployment requirements. These deployments require substantial resources and execution, and we cannot be certain that we will meet required schedules or successfully develop all required technologies.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition from current and potential competitors in each of our market segments, many of which are bringing new solutions to market, establishing technology alliances and OEM relationships with larger companies, and focusing on specific segments of our target markets. In some cases, our competitors are implementing aggressive pricing and other strategies that are focused in the short term on building customer bases, name recognition in the market and capturing market share. This may cause some price pressure on our products and services in the future.

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

     We compete with a number of companies to provide Internet search and directory services and technology. In the services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Infoseek, LookSmart, Netscape Open Directory and Northern Light. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In the software market, our primary competitors include Alta Vista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus and Microsoft. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape. In addition, several large media and other Internet-based companies have recently made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

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

The Internet infrastructure market is rapidly changing and we must develop, acquire, and introduce new products and technologies to continue to grow our revenues at historical rates and remain competitive.

     The Internet infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success and revenue growth will depend upon our ability to develop, acquire and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. The increasing scope of our business has led us to allocate additional resources to our current business opportunities and fewer resources to longer-term projects. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products or to purchase those of our competitors.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

     We expect that a significant portion of our future revenues will come from licenses of Traffic Server and Content Delivery Suite. We further expect that these revenues will come from licenses to a relatively small number of customers. The volume and timing of orders are difficult to predict because the markets for Traffic Server and Content Delivery Suite are in their early stages and the sales cycle varies substantially from customer to customer. The cancellation or deferral of even a small number of licenses of Traffic Server or Content Delivery Suite would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

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

Our future revenue growth depends on our ability to expand our sales, distribution and support organizations.

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

     In addition, our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical expertise in the computer network and telecommunications industry. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take several quarters before any of our distribution partners will develop the expertise and skills necessary to effectively sell our products. We cannot be sure that we will be successful in signing up the desired distribution partners or that our distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

     We have recently undertaken a broad initiative in the global wireless Internet space. The market for new wireless Internet products and services is in an early stage of development and is rapidly evolving. We have limited experience in the wireless market and cannot be certain that the market will develop in such a manner as to provide us with substantial revenue-generating opportunities. Several companies are developing products and services targeted to the wireless space, many of whom are ahead of us in development and implementation. We expect competition to be intense. To facilitate our entry into the wireless space, we will need to modify our products and services, establish and manage strategic alliances with a variety of companies including wireless operators, content providers, hardware manufacturers and integrated service vendors, and hire new management, technical sales and other personnel. In this connection, we expect to incur material expenses across all expense categories for the next several quarters. We cannot be certain that our entry into the wireless space will be successful.

The loss of a key customer could adversely affect our revenues and be perceived as a loss of momentum in our business.

     We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract, or in the case of our search engine business, if there is a decline in usage of any customer's search service, our revenues would be adversely affected. Our potential customers and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

If we do not meet performance requirements in our portal services agreements, customers may cancel our service or choose a different service.

     Our search engine and commerce engine agreements typically include specific performance requirements, including the features provided, reliability, processing speed, size of the Internet database maintained, number of merchants and products within the database, and frequency of updating the database. In addition, we believe it is important to maintain features and functionality that are not explicitly covered in our agreements, such as high relevance of search and product results. The growing volume of search queries processed by our search engine and the frequency with which we update our portal services to include additional functionality have placed and continue to place some strain on our operational capability to meet customer requirements. If we do not meet these requirements, customers may cancel our service or choose to use a different service.

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

     Our ability to offer products and services and implement our business plan in a rapidly evolving market successfully requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems, personnel and other resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers, merchants and other third parties. We cannot be certain that we will be successful in these undertakings.

If we are unable to maintain our relationships with customers and the companies that supply and distribute our products, we may have difficulty selling our products and services.

     We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, Internet technology and service providers, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, enhance our product and service offering, and expand our sales, marketing and distribution capabilities. If we are unable to develop these key relationships or maintain and enhance existing relationships, particularly in the area of streaming audio and video, we may have difficulty selling our products and services.

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

     We have purchased four companies since September 1998 and intend to continue to invest in or acquire complementary companies, products and technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations and maintaining acceptable standards, controls, procedures and policies. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. Three could be potential unknown liabilities associated with the purchased company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

Our efforts to increase our presence in markets outside of the United States may be unsuccessful and could result in losses.

     We market and sell our products in the United States and internationally. We have offices in Australia, China, England, France, Germany, Japan and Korea to market and sell our products in those countries and surrounding regions. We plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be sure that our investments in establishing facilities in other countries will produce desired levels of revenue. We have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, other inherent risks may apply to international operations, including:

  the impact of recessions in economies outside the United States;
  greater difficulty in accounts receivable collection and longer collection periods;
  unexpected changes in regulatory requirements;
  difficulties and costs of staffing and managing foreign operations;
  potentially adverse tax consequences; and
  political and economic instability.

     We also have limited experience operating in foreign countries and managing multiple offices with facilities and personnel in disparate locations. We may not be able to manage our resources effectively, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources. The laws and cultural requirements in foreign countries can vary significantly from those in the United States. The inability to integrate our business in these jurisdictions and to address cultural differences may adversely affect the success of our international operations.

Intellectual property claims against us could cause our business to suffer.

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grows, the functionality of products in different industry segments overlaps, and more business method patents are submitted to and issued by patent authorities. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. Reengineering a particular product, however, may not be possible or practical. Similarly, these royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     At a Special Meeting of Stockholders held July 26, 2000, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock from 300,000,000 shares to 1,500,000,000 shares. The amendment was filed with the Delaware Secretary of State on August 10, 2000. The amendment to the Certificate of Incorporation enables the Board of Directors to issue or reserve for issuance up to 1,500,000,000 shares of Common Stock without further action or authorization by the stockholders, except as required by applicable law or the rules of any stock exchange or national securities association trading system on which the Common Stock is then listed or quoted.

     On June 30, 2000, our Board of Directors adopted a Shareholders' Rights Plan. Under the plan, we will issue a dividend of one right for each share of our Common Stock held by stockholders of record as of the close of business on August 21, 2000. The plan is designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction involving Inktomi. Each right will initially entitle stockholders to purchase a fractional share of our Preferred Stock for $1,000.00. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon certain other events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for shares of Inktomi or of the third party acquirer having a value of twice the right's then-current exercise price.

Item 4. Submission of Matters to a Vote of Stockholders

    At a Special Meeting of Stockholders held July 26, 2000, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock from 300,000,000 shares to 1,500,000,000 shares. The proposal was adopted by the margins indicated below. There were 111,134,180 shares of Common Stock entitled to vote at the meeting and a total of 91,471,086 shares were represented at the meeting.

Number of Shares

For	74,606,115
Against	16,805,004
Abstain	59,967
Broker Non-Vote	-

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number

2.1 (2)	Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger
Corp. and C2B Technologies Inc.
2.2 (5)	Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse!
Buy Network, Inc.
2.3 (7)	Agreement and Plan of Reorganization by and among Inktomi, WS Acquisition Corp. and
WebSpective Software, Inc.
2.4 (12)*	Stock Purchase Agreement dated June 7, 2000 by and between Infoseek Corporation and Inktomi.
3.2 (3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.2b(13)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.

3.4 (3)	Bylaws of Inktomi.
4.1 (3)	Specimen Common Stock Certificate.
10.1 (3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2 (3)	1998 Stock Plan and form of agreement thereunder.
10.3 (3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4 (3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5 (3)	Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6 (3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David
Peterschmidt.
10.7 (10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8 (11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9 (11)	Employee Loan Agreement dated March 2, 2000 between Kirk D. Bowman and Inktomi.
10.10(14)	Ultraseek Stock Option Plan and form of agreement thereunder.
10.11	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited
Partnership and Inktomi.
10.12	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between
WHFST Real Estate Limited Partnership and Inktomi.
10.13(13)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo
Shareowners Services.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16 (1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership,
Delaware limited partnership.
10.17 (4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.18 (2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.19 (4)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.20 (5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy
Network, Inc. stockholders (included in Exhibit 2.2).
10.21 (1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.22 (6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.23 (8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.24 (9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form agreement thereunder.
10.25 (7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective
Software, Inc. stockholders (included in Exhibit 2.3).
27.1	Financial Data Schedules.

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

(7)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on
October 15, 1999, as amended November 5, 1999.
(8)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-
80195).
(9)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-
89581).
(10)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.
(11)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.
(12)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on
August 1, 2000.
(13)	Incorporated by reference from Inktomi's Current Report on Form 8-A filed with the Commission on August 11, 2000.
(14)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-42102).

*	Treatment has been requested for certain portions omitted from this Exhibit pursuant to
Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this
Exhibit have been separately filed with the Securities and Exchange Commission.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Inktomi Corporation

Date: August 14, 2000	By:	/s/ Jerry M. Kennelly
_____________________________________

Jerry M. Kennelly,
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

(a)	Exhibits

Exhibit
Number

2.1 (2)	Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger
Corp. and C2B Technologies Inc.
2.2 (5)	Agreement and Plan of Reorganization by and among Inktomi, IC Acquisition Corp. and Impulse!
Buy Network, Inc.
2.3 (7)	Agreement and Plan of Reorganization by and among Inktomi, WS Acquisition Corp. and
WebSpective Software, Inc.
2.4 (12)*	Stock Purchase Agreement dated June 7, 2000 by and between Infoseek Corporation and Inktomi.
3.2 (3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.2b(13)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4 (3)	Bylaws of Inktomi.
4.1 (3)	Specimen Common Stock Certificate.
10.1 (3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2 (3)	1998 Stock Plan and form of agreement thereunder.
10.3 (3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4 (3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5 (3)	Fifth Amended and Restated Investors' Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6 (3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C.
Peterschmidt.
10.7 (10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8 (11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9(11)	Employee Loan Agreement dated March 2, 2000 between Kirk D. Bowman and Inktomi.
10.10(14)	Ultraseek Stock Option Plan and form of agreement thereunder.
10.11	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited
Partnership and Inktomi.
10.12	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between
WHFST Real Estate Limited Partnership and Inktomi.
10.13(13)	Preferred Stock Right Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16 (1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a
Delaware limited partnership.
10.17 (4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.18 (2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.19 (4)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.20 (5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy
Network, Inc. stockholders (included in Exhibit 2.2).
10.21 (1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.22 (6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.23 (8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.24 (9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.25 (7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective
Software, Inc. stockholders (included in Exhibit 2.3).

27.1	Financial Data Schedules.

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
(7)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on
October 15, 1999, as amended November 5, 1999.
(8)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-
80195).
(9)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-
89581).
(10)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.
(11)	Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.
(12)	Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on
August 1, 2000.
(13)	Incorporated by reference from Inktomi's Current Report on Form 8-A filed with the Commission on August 11, 2000.
(14)	Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-42102).

*	Treatment has been requested for certain portions omitted from this Exhibit pursuant to
Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this
Exhibit have been separately filed with the Securities and Exchange Commission.