Form 10-K
period 2000-09-30
INKTOMI CORP
filed 2000-12-28
CIK 1024302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

0-24339
(Commission File Number)

INKTOMI CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	94-3238130 (I.R.S. Employer Identification No.)

4100 East Third Avenue
Foster City, California 94404
(Address of principal executive offices)

(650) 653-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of Class)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

             Based on the closing sale price of the Common Stock on the NASDAQ National Market System on November 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,794,447,937. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

             The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 127,150,401 at November 30, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

             Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

INKTOMI CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

SIGNATURES	33

FINANCIAL STATEMENTS	F-1

             This report on Form 10-K and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “expect,” “intend,” “ may,” “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our Network Products and Portal Services; our ability to successfully enter new markets such as the enterprise and Wireless markets; our ability to introduce new products and services and enhance existing products and services to meet customer needs, particularly in t he area of on-demand and live streaming media; the possibility of acquiring complementary businesses, products, services and technologies; our ability to expand our sales and distribution capabilities; our focus on both domestic and international markets; and our ability to develop and maintain productive relationships with providers of leading Internet technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Factors Affecting Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

PART I

Item 1.   Business

Overview

             Inktomi Corporation is a leading provider of scalable infrastructure software. Our software products are designed to significantly enhance the performance and intelligence of large-scale networks utilized by Internet Service Providers, content delivery and hosting providers, Web portal and commerce sites, wireless operators and global enterprises. We believe that in order for networks to scale cost-effectively, network and service providers must deploy a layer of high-performance software throughout the network infrastructure. Our software networking solutions are designed to provide our customers with improvements in quality of service, cost-effectiveness and revenue opportunities.

             Our core software products and services are divided into two broad categories: Network Products and Portal Services. Networks Products is composed of three core technologies: the Traffic Server network cache platform, a powerful caching technology that enables frequently accessed information to be stored in and served from dedicated local systems close to the users who use the information most often; the Content Delivery Suite, a set of applications that manage the complex task of distributing and tracking content and applications across service provider and enterprise networks; and Media Products, a technology enabling live and on-demand Internet and enterprise broadcasting across service provider and enterprise networks. Portal Services consists of our Search Solutions, which includes our flagship Internet search engine services and robust licensed enterprise search and categorization software; and our Commerce Engine, a high-performance commerce application that enables portals and other Internet destination sites to offer online commerce services through their sites to end users.

             Our customer and strategic partner base today includes such leading companies as America Online, British Telecommunications, Dresdner Bank, Excite@Home, Hughes Network Systems, Intel, iWon, Merrill Lynch, Microsoft, Nokia, RealNetworks and Sun Microsystems.

             Based in Foster City, Calif., we were incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, “Inktomi,” “the Company,” “our,” “us,” “we” and similar expressions refer to Inktomi Corporation and its subsidiaries. Inktomi, Essential to the Internet, Traffic Server, Content Delivery Suite, Content Bridge, Search Everywhere and the tri-colored cube design and other marks are service marks, trademarks and registered trademarks of Inktomi Corporation in the United States and in other countries. All other trademarks, trade names or service marks appearing herein are owned by their respective owners.

Products, Services and Business Initiatives

             We develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. Our software applications are built upon powerful core technology and currently consist of Network Products and Portal Services.

Network Products

             Today’s networks are experiencing a rapidly growing user base, diverse network structures including the Internet, enterprise, wireless and satellite, and the need to deliver increasingly complex information including audio and video that must be delivered in live streaming or on-demand formats. Enterprise networks are growing rapidly by moving away from closed systems to open networks, connecting employees, suppliers and customers in locations all over the globe. These challenges are placing a high demand on network providers to control the operating costs of their networks, while offering up-to-date and innovative services. Our Network Products are designed to solve these challenges for our target customers which include organizations that provide Internet access, content distribution, satellite, hosting, wholesale/transit and broadband services, as well as enterprises with large and disperse networ ks.

             Traffic Server. Our Traffic Server application is the foundation of our Network Products offerings. Traffic Server is a network cache platform designed to enable network providers to manage bandwidth resources more effectively, significantly improve the quality of service for their end users, and offer new and differentiating value-added services.

             At the core of the Traffic Server platform is a highly scalable, high-performance cache server that is designed to reduce Internet congestion and increase overall network efficiency. Information available on traditional data networks is stored in a single source location. An end user interested in particular information establishes contact with the source computer on the network and initiates a request for the information. Once contact is established with the source computer, the information is compiled and sent over the network to the end user’s computer. Multiple end users initiating multiple requests leads to redundant transmission of the same information over the network, resulting in network congestion and data access and information delivery bottlenecks. Redundant traffic strains the network and consumes bandwidth.

             Traffic Server is based on the premise that it is less expensive to store information than to move it. Traffic Server stores or “caches” local copies of frequently accessed information in dedicated storage systems in proximity to the user. Requests for information are managed by Traffic Server, which determines if the requested information is located in the cache. If so, the information is accessed directly from the cache, thereby avoiding the need to traverse the entire network. If the information is not located in the cache, the information is accessed and retrieved from the source computer. The information is then stored in the cache and is thus made available to subsequent users. In this way, Traffic Server intelligently eliminates redundant traffic and smoothes traffic patterns, thereby leveraging and enhancing existing bandwidth within the network. In addition, Traffic Server is designed t o be particularly effective in alleviating information delivery bottlenecks during peak periods of network usage and bursts in traffic volume driven by news and other significant events, thereby significantly enhancing the online experience for the end user.

             Once installed in a network, Traffic Server acts as an intermediary between end-user clients and information residing on the network, interacting with nearly all data flows over the network. This enables Traffic Server to function as a platform for a wide variety of value-added services that network providers can offer their end users. These services today include advanced media streaming, distributed Web hosting and content distribution, interactive applications and software-on-demand, content filtering, virus detection and content transformation for devices such as set-top boxes and wireless telephones. We have formed strategic alliances with over 20 companies that are developing products to enable each of these services.

             Traffic Server has been designed to integrate quickly and easily into existing network infrastructures. Traffic Server runs on standard off-the-shelf servers, including servers made by Sun, Hewlett-Packard and Intel, and other servers running standard operating systems, including Solaris, Linux, UNIX and Windows NT. Traffic Server inter-operates with standard Internet equipment, and is compatible with standard Web browsers and supports an array of popular Internet protocols, including HTTP, FTP, RTSP, NNTP, ICP and SNMP. We license Traffic Server based on the number of CPUs running the software. Upgrade subscriptions and support and maintenance are priced separately.

             Content Delivery Suite. Our Content Delivery Suite is a robust software solution for content and application distribution, delivery and management. As more complex information is delivered to increasing numbers of users, locating content at many delivery points that are geographically closer to end users is important to performance and availability. Our Content Delivery Suite provides all of the tools needed to distribute diverse Internet content across network servers and caches, and to manage and monitor distributed content and applications. The Content Delivery Suite includes the Content Distributor, which proactively distributes and synchronizes content and applications across live servers and caches within global networks combining redundancy and fault tolerance with Traffic Server mirroring to provide a more robust and cost-effective solution, and the Content Manager, which mana ges and monitors the performance, usage and availability of distributed content in real time. These tools integrate seamlessly with our Traffic Server network cache platform for content storage and the delivery of content services. Together, Content Delivery Suite and Traffic Server are intended to provide a complete infrastructure solution for the distribution, delivery and management of content and applications. We license the Content Delivery Suite based on the number of CPUs running the software and provide upgrade subscriptions, support and maintenance separately.

             The combination of Traffic Server deployed at the edges of networks, close to customer demand, and Content Delivery Suite deployed in data centers, close to the content creation process, provides an end-to-end content distribution and management solution for building content delivery networks. Content delivery networks have recently emerged as a foundation for delivering end-to-end solutions that are designed to enable the Internet to evolve beyond an unreliable, best efforts data communication network to an efficient, pay-for-performance business critical network. Building on the potential benefits of efficient content distribution, we worked with several companies to launch the Content Bridge initiative in August 2000. Content Bridge is an alliance of leading technology and service providers that have come together to improve Internet performance and make the Internet a more trusted, reliable and accountable medium for cross-network content distribution, communications and commerce. The alliance is focused on developing standards and content peering models for sharing content among networks. Content delivery networks and the Content Bridge alliance are in the early stages of development and evolution.

             Media Products. Internet broadcasts of audio and video are forecasted to surpass static http information in terms of Internet bandwidth usage by 2002. Current streaming and on-demand broadcasts of audio and video on the Internet suffer from sound and visual quality shortfalls, service failures from the strain of the bandwidth demand and an inability to measure usage information. With our acquisition of FastForward Networks in October 2000 combined with our Media-IXT technology, we have focused our Media efforts on developing and marketing software products and services that provide an infrastructure solution for live and on-demand streaming broadcasts. We believe our technology delivers the distribution and management capabilities needed to build reliable, profitable Internet broadcasting businesses; take advantage of the reach, scalability and ubiquity of the Internet; reach targeted audiences of all sizes at any location; and monitor, measure and analyze the audience and manage network performance.

             Our solution is based on a Media Distribution Network (“MDN”), dedicated to streaming media that resides on top of an existing Internet-based network infrastructure. MDNs based on our solutions are designed to distribute high-quality broadcast streams to the edge of the network, where edge servers deliver the audio and video direct to the audience. Within an MDN are the following Inktomi Media Products:

      MediaBridge, a software component designed to deliver live streaming broadcasts with carrier-grade reliability. Media Bridge utilizes an application-level multicasting approach that requires less bandwidth than traditional streaming technologies makes more efficient use of underlying infrastructure and delivers a better quality broadcast to the audience. MediaBridge nodes work in unison to determine the optimal paths for distributing content across the network. Using built-in “smart” capabilities, MediaBridge nodes recognize network congestion and server or link failure and reroutes streams around trouble spots, enabling streaming content delivered to be seamlessly, bypassing node failures and network blackouts. MediaBridge can stream content into any node on the network, from anywhere at anytime, and deliver it wherever the audience is located. It can spread the load across the network, reducing stress so the audience can count on a better quality b roadcast, delivered reliably and consistently.
      MediaBridge ServerLinks, a software component designed to distribute streaming broadcasts over a single network using any of the leading player formats, including RealNetworks Real System, Microsoft Windows Media and Apple QuickTime. The ServerLinks form fast, flexible and reliable connections between the MediaBridge nodes and the platform-specific media servers at the edge of a network. The ServerLinks also actively gather and aggregate data during broadcast such as audience size and location, what the audience is watching and listening to and for how long.
      Broadcast Manager, a software component designed to gather data from every node in a streaming network in real time to improve a broadcast mid-stream, or to use it later to plan and enhance future broadcasts. Broadcast Manager provides a complete picture of the network during every broadcast, with the capability to scan the entire network or drill down to an individual stream or link. Broadcast Manger can also monitor and manage the amount of bandwidth served, concurrent streams, stream paths and bit rates and packet loss. Broadcast Manager alerts the user when a server goes down and keeps the user up-to-date on bandwidth allocation to ensure all audience members stay connected.
      Media-IXT, enables networks to deliver high-quality streaming content on-demand, such as entertainment, news or mission-critical communications like executive broadcasts, sales presentations and more. Media-IXT integrates seamlessly with the Traffic Server network cache, storing audio and video files at the edge of the network, close to end users, and streaming them in a way that provides users with a high quality experience. Because Media-IXT supports multiple protocols, it enables users to serve different streaming formats, as well as all the standard protocols supported by Traffic Server, all from one edge device.

             We typically license MediaBridge, MediaBridge ServerLinks and Broadcast Manager in a single bundle per CPU, per system or per node, depending on the customer deployment. We generally license Media-IXT in conjunction with Traffic Server. Upgrade subscriptions, support and maintenance are priced separately.

Portal Services

             Our second primary business focus is on providing infrastructure products and services to Internet portals, online destination sites and enterprises. Currently, our portal products and services offerings consist of search solutions and commerce services. These products and services can be deployed independently or collectively as a single, integrated product offering.

             Search Solutions. In September 2000, we launched Inktomi Search Everywhere, an initiative to deliver the first fully integrated suite of search solutions to Internet, e-commerce and enterprise customers. Only Inktomi provides search solutions at any scale and in any configuration from complete turnkey hosted solutions to award-winning licensed software that users can run behind their firewall. With our search solutions, our customers can outsource their search functionality or bring it in-house without their users knowing changes were made.

               Search Services. We entered the Internet search services market in May 1996 as the first OEM infrastructure provider, with early customers including HotBot, Microsoft Network and Nippon Telegraph and Telephone Corporation. Our search services enable our customers to provide a variety of online search services to end-users. We use the Inktomi Search Engine to provide search results information to our customers, who in turn incorporate these results into their online offerings to end users. We provide and manage all hardware, software and operational aspects of the Inktomi Search Engine and the associated database of Internet content. We also provide the customer with a programming interface and software tools to enable the customer to custom design its own search service user interface. The user interface communicates with the Inktomi Search Engine via a communication protocol, called the Inktom i Data Protocol. Separating the user interface enables this portion of the service to reside in a different physical location from the Inktomi Search Engine and to run on the customer’s choice of computing equipment. In addition, the customer can customize the user interface as to look and feel and functionality and can change the user interface at any time without affecting the operation of the Inktomi Search Engine. This turn-key model allows us to serve multiple customers while continuing to concentrate on developing our core search engine technology.

               Our Search Engine comprises a crawler, an indexer and search engine servers. The crawler and indexer are software programs that collect and organize information, and store that information on the cluster of search engine servers. The search engine servers are a collection of workstations that are linked together as a coupled cluster through the use of Inktomi’s software. The search engine servers provide powerful full-text query operations, including full Boolean support, date restrictions and the recognition of multimedia files and other embedded objects. Search results are relevance-ranked using state-of-the-art text indexing and concept induction methods. Advanced searching features allow end users to specify the number and types of responses to a search query and to submit specific documents not currently indexed to the Inktomi database.

               We generate search service revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, content provider paid inclusion fees, advertising revenue sharing plans, license fees and maintenance fees. Our search services revenues result primarily from the number of end-user searches that are processed by the Inktomi Search Engine and the level of advertising revenue generated by customers. We have historically generated our search services revenues directly from Internet portal and other online destination site customers. We have recently launched a number of initiatives to broaden the revenue sources associated with our search services, focusing on providing enhanced services to content providers and other companies who desire to be more easily found on the Internet.

               Search Software. We entered the licensed search software market in July 2000 through our acquisition of Ultraseek Corporation. Our search software products enable developers of corporate intranets and individual public Web sites to build out their own search and crawling services. Our search software products have won industry acclaim for their ease-of-use and scalability.

               Our search software products include Search/Enterprise, Search/Site and Search/CCE. Search/Enterprise enables an enterprise to crawl and index content within its private intranet and make this information searchable by its employees. Search/Site enables an enterprise to crawl and index content on a public Internet site and make this information searchable by customers, prospects and other visitors. Either search product allows content to be searched through a traditional search box, or, by bundling the product with our Search/CCE product, through a category structure.

               Our search software products are designed with the same focus on scalability and high-quality search results as our Internet search engine. Each product also incorporates a management environment that enables the product to be deployed quickly and with a minimum of ongoing operations. These features enable corporate intranets and public Web site owners to quickly enable search in their network and ensure the service will grow as their sites add content. Our software products are able to index not only Web pages but more than 200 file types including Office, HTML, XML, text, RTF, MS Office, PDF, PostScript, FrameMaker, Lotus SmartSuite, WordPerfect and they also handle formats in English, French, German, Spanish, Portuguese, Italian, Dutch, Swedish, Norwegian, Danish, Finnish, Chinese and Japanese. Our software products run on various operating systems including Solaris, Windows and Linux.

               We license our search software products based on the number of documents being searched. Upgrade subscriptions, support and maintenance, and add-on components such as the Search/CCE are priced separately.

             Commerce Engine. The Inktomi Commerce Engine is a high-performance commerce application designed to handle the complex challenges of bringing online consumers and merchants together and facilitating transactions between them. We designed the Inktomi Commerce Engine as a platform to provide a comprehensive commerce experience for online consumers, enabling them to quickly and easily locate products of interest, compare features and prices among products, and locate and purchase these products through participating online merchants. Similar to our Internet search engine application, we do not provide commerce services through our own branded online commerce site; rather, we make the Commerce Engine available to Internet portals and other Web site customers who can, in turn, provide online commerce services through their sites to end users.

             The Inktomi Commerce Engine provides portals and other Web site customers with a complete infrastructure to enable their end users to purchase goods and services online. We designed the Inktomi Commerce Engine to function the way consumers already shop by seamlessly integrating all aspects of the online commerce process, from expert advice and word of mouth comparisons, to bargain hunting and comparison shopping. Through the Inktomi Commerce Engine, online consumers today can access more than five million products across 20 categories of products and services, and quickly and easily purchase these products online through participating merchants. For shoppers who generally know what product they want but not the brand or model, the Inktomi Commerce Engine enables end users to access consumer reviews and product guides to make an evaluation among several alternatives.

             Similar to our Internet search engine application, we provide and manage all hardware, software and operational aspects of the Inktomi Commerce Engine and the associated databases of product libraries, product reviews and purchasing locations. This includes collecting, organizing, storing and updating vast quantities of electronic product information, and presenting this information for display to end users. We also provide our customers with a programming interface and software tools to enable them to maintain and customize the look and feel of their commerce service user interface.

             We generate revenues from the Commerce Engine primarily through license, support and maintenance fees from Internet portal and other Web site destination customers and revenue-sharing arrangement with participating online merchants. The online commerce market is in a rapid state of evolution. The demand for commerce infrastructure services and the aggregate amount of site traffic and shoppers available through distribution partners are subject to significant variation and a variety of factors that are outside of our control.

Wireless Initiative

             In March 2000, we announced an initiative to deliver infrastructure software to wireless network operators, Internet portals and global enterprises for the delivery of mobile data services. This initiative encompasses our Portal Services and Network Products and is focused on providing companies with the ability to deliver highly relevant, differentiated content and commerce services to millions of wireless subscribers worldwide.

             In order for wireless service providers to profit from the increasing use of mobile devices in the face of the declining revenue per user for voice only mobile device users, the wireless service providers must find additional sources of revenue. They are discovering revenue sources in the delivery of email, messaging, mobile commerce and other data. As wireless service providers enter the business of delivering these various forms of data, much of it originating from the Internet, we believe they will encounter similar problems faced by Internet Service Providers and other network providers, including low quality of service, expensive bandwidth usage, lack of scalability and inability to utilize value-added services. We intend to utilize much of the technology we have developed in our Network Products and Portal Services product lines in the development of our wireless platform to address these problems a nd create a more efficient and flexible revenue generating wireless content delivery system. As of September 30, 2000 our wireless platform remains under development. To date, the revenues from this initiative have been modest.

Sales and Marketing

             Our sales strategy is to pursue opportunities with large accounts through a direct sales force, and to penetrate various targeted market segments through multiple indirect distribution channels.

             We maintain direct sales personnel domestically in Atlanta, Boston, Carlsbad (California), Chicago, Dallas, Denver, Foster City (California), Irvine (California), Herndon (Virginia), Issaquah (Washington), Los Angeles, Needham (Massachusetts), New York, Portland, Redwood Shores (California), San Francisco and Seattle. Our direct sales force is generally organized into individual account teams, each consisting of a sales representative and a systems engineer. We generate leads from contacts made through seminars, conferences, telesales programs, trade shows, customers and an ongoing public relations and advertising programs. We qualify the leads and assign an account team to major prospective customers. The account team initiates the sales process, which generally involves multiple presentations to information technology and business professionals within the prospective customer’s organization. Sales of the Traffic Server, Content Distribution Suite and Media Products applications generally include a pilot implementation, successful completion and testing of which is a prerequisite to full-scale deployment. We intend to increase the size of our direct sales force and to establish additional sales offices domestically and internationally.

             In order to achieve broad distribution of our products and services, we have established multiple indirect distribution channels, including OEMs, resellers, systems integrators and joint marketing partners. These channels are intended to increase geographic sales coverage and to address mid-tier Internet service providers and large enterprise customers. Given the complexity of our products, we spend a significant amount of time training and working with our indirect channel partners.

             We believe it is important to have a strong international presence and intend to translate and localize our products and services to address international markets. We employ a mix of channels similar to our U.S. model through the use of OEMs, resellers and systems integrators. We have established a subsidiary in Canada to address that market. In addition, we have established subsidiaries or sales offices in Finland, France, Germany, Italy, the Netherlands, Spain, Sweden and the United Kingdom to address the European market. We also have subsidiaries in Australia, Japan and South Korea and sales offices in China and Hong Kong to support channel partners in the Asia-Pacific region. We intend to hire additional sales and marketing personnel in these offices and to establish additional offices to support our international operations.

             We conduct a variety of programs worldwide to stimulate market demand for our products, including public relations activities, advertising, trade shows and collateral development. These programs are focused on our target markets and are designed to create awareness and generate sales leads.

Customer Service and Support

             We believe that a high level of customer service and support is critical to the successful marketing and sale of our products. We are developing a comprehensive service and support organization to manage customer accounts and expect to provide an increasing level of support as our Network Products and Portal Services are deployed across a range of customers, both domestically and internationally. We currently provide support for our products and services from our California, Virginia, Massachusetts, Japan, South Korea and United Kingdom locations. We plan to establish additional service and support sites internationally commensurate with customer needs .

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

             We also provide a variety of professional services to our customers. These services include customer network evaluation and implementation guidance, assistance with installation, configuration and initial set-up of the application at the customer’s facility, and network growth and other scaling recommendations.

             The complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. The hiring of customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Research and Development

             We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology, and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves all functional groups and all levels within Inktomi and is designed to provide the framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market successfully. In addition, we have actively recruited and hired key computer scientists, engineers and software developers with expertise and degrees in the areas of massively parallel computing, coupled cluster computing, software dataflow operations and mathematics, and have comp lemented these individuals by hiring senior management with extensive backgrounds in the network infrastructure, enterprise software and Internet industries. Through this mix of personnel, we strive to create and maintain an environment of rapid innovation and product development.

             Our current research and development efforts are focused on adding features and functionality across each of our current applications, developing stronger integration among our current applications, modifying and adapting our products and services for use with enterprise networks, enhancing our Content Delivery Suite, strengthening our Media Products and developing products for our Wireless initiative. Our research and development expenses totaled $56.0 million, $30.0 million and $15.7 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

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

             We directly compete against several companies in the network cache, content delivery and streaming media markets, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks and Spyglass. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our Network Products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

             We compete with a number of companies to provide Internet search and directory services and technology. In the services marketplace, our primary competitors include a variety of established and newer companies, including

AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Goto.com, Infoseek, LookSmart, Netscape Open Directory and Northern Light. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In the search software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape. In addition, several large media and other Internet-based companies have recently made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

             The market for our Commerce Engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of commerce technologies and services including Frictionless Commerce and InfoSpace, commerce destination sites including Deal Time and mySimon; third party merchant aggregators including Affinia; commerce wallet providers including Brodia and Gator; affiliate services including BeFree and Linkshare; and Internet portals and other captive marketplace Web sites, including Amazon.com, America Online, Excite@Home and Yahoo!. We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve prim arily as a technology and infrastructure provider, our customers and partners determine many of these factors, and we have little or no control over them.

             The market for our Wireless products is rapidly evolving and we expect it to be extremely competitive. Our current and potential competitors include wireless device makers, software companies, wireless telecommunications companies, wireless network operators and other providers of wireless technologies and services.

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

Proprietary Rights

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

             Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to Inktomi for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, and could cause product shipment delays or requir e us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

             Our products and services operate in part by making copies of material available on the Internet and other networks and aggregating this content within centralized or distributed applications. In addition, our Portal Services technology systems collect end-user and transaction information, which we use to deliver services to our customers and merchant partners. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content, copying, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our Portal Services or facilitated by our Network Products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Further, there is the potential for product liability claims to be asserted against us by end-users who purchase goods and services through our Commerce Engine. Although we carry general liability insurance, our insurance may not c over potential claims of this type or be adequate to protect us from all liability that may be imposed.

Employees

             We had 869 full-time employees as of September 30, 2000. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Item 2.   Properties

             Our corporate headquarters consist of approximately 177,000 square feet of office space in Foster City, California. In June 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters. Immediately prior to the closing, the agreement was assigned to a third-party lessor under the terms of a lease finance structure. In accordance with this agreement, we have created and will maintain a cash collateral account that limits the liquidity of approximately $119.6 million of our cash.

             We entered into another lease commencing November 1, 2001 for an additional approximate 400,000 square feet of office space in Foster City, California. This lease expires on October 31, 2016.

             We also lease space in Atlanta, Beijing, Boston, Carlsbad (California), Chicago, Dallas, Denver, Frankfurt (Germany), Herndon (Virginia), Irvine (California), Issaquah (Washington), London, Los Angeles, Madrid, Munich, Needham (Massachusetts), New York, Paris, Portland, Redwood Shores (California), San Francisco, Seattle, Seoul, Shanghai and Tokyo. The Herndon, Virginia lease covers approximately 25,000 square feet and expires in August 2005, the London leases cover approximately 22,000 square feet and expire in June 2009 and September 2015, and the Tokyo lease covers approximately 3,500 square feet and expires in April 2001. The San Francisco lease covers approximately 20,000 square feet of office space and was assumed in connection with our acquisition of FastForward. The Needham, Massachusetts lease covers approximately 15,000 square feet and was assumed in connection with our acquisition of WebSpectiv e Software, Inc. The remaining leases are executive office leases and have terms of 12 months or less.

Item 3.   Legal Proceedings

             We are not involved in any legal proceedings at this time that our management currently believes would be material to our business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

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

Number of Shares

For	74,606,115
Against	16,805,004
Abstained	59,967
Broker Non-Vote	—

PART II

Item 5.   Market for Registrant’s Common Stock and Related Stockholder Matters

             Our Common Stock has been quoted on the NASDAQ National Market under the symbol “INKT” since our initial public offering on June 10, 1998. Prior to this time, there was no public market for our Common Stock. The following table shows the high and low daily closing sale prices per share of our Common Stock as reported on the NASDAQ National Market for the periods indicated:

	High	Low

Fiscal 1999:
First Quarter	$39.63	$13.28
Second Quarter	47.44	26.03
Third Quarter	79.57	41.00
Fourth Quarter	72.57	45.50
Fiscal 2000:
First Quarter	100.19	47.81
Second Quarter	231.63	80.50
Third Quarter	180.88	92.00
Fourth Quarter	139.00	98.31
Fiscal 2001:
First Quarter (through November 30, 2000)	108.94	24.25

             As of November 30, 2000, there were approximately 1,274 holders of our Common Stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

             During the quarter ended September 30, 2000, we issued 2,512,880 shares of our Common Stock plus cash in the amount of $3.5 million in connection with the purchase of capital stock of Ultraseek Corporation, a subsidiary of GO.com, the Internet business of The Walt Disney Company. The shares were issued pursuant to exemptions by reason of Section 3(a)(10) of the Securities Act. The terms and conditions of such issuance were approved, after a hearing upon the fairness of such terms and conditions, by a government authority expressly authorized by law to grant such approval.

Item 6.   Selected Financial Data

             The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Inktomi Corporation and the Notes thereto included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(In thousands, except per share data)

	For the Years Ended September 30,

	2000	1999	1998

Revenues
Network products	$152,117	$43,242	$8,859
Portal services	71,367	30,261	12,476

Total revenues	223,484	73,503	21,335
Operating expenses
Cost of revenues	31,884	13,147	5,030
Sales and marketing	122,182	56,703	24,692
Research and development	55,961	30,017	15,743
General and administrative	14,552	8,201	5,091
Acquisition-related costs	3,999	1,110	1,018
Purchased in-process research and development	4,400	—	—
Amortization of intangibles and other assets	13,182	—	—

Total operating expenses	246,160	109,178	51,574

Operating loss	(22,676)	(35,675)	(30,239)
Other income, net	15,061	4,545	508
Pretax loss	(7,615)	(31,130)	(29,731)
Income tax provision	(1,826)	—	—

Net loss	$(9,441)	$(31,130)	$(29,731)

Earnings per share
Basic and diluted net loss per share	$(0.09)	$(0.31)	$(0.38)

Shares outstanding
Shares used in calculating basic and diluted net loss per share (1)	110,351	110,351	79,252

______________

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the weighted average Common and Common equivalent shares used to compute net loss per share.

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	September 30,

	2000	1999	1998

Cash and cash equivalents, restricted cash and short-term investments	$317,730	$301,937	$53,912
Investments in equity securities	126,598	8,180	—
Working capital	265,621	296,635	40,112
Total assets	896,296	382,550	78,090
Debt and capital lease obligations, less current portion	3,230	8,246	9,074
Total stockholders’ equity	782,683	341,306	49,347

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in the section titled “Factors Affecting Operating Results” set forth below.

Overview

             We were formed in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks. Our applications fall into two broad categories: Network Products and Portal Services.

             Network Products revenues are composed of license, consulting, support and upgrade fees in connection with Traffic Server, Content Delivery Suite and Media-IXT streaming media cache. License fees are generally based on the number of CPUs running the software and are generally recognized upon shipment of the software. Consulting, support and upgrade fees are recognized ratably over the service period as the services are performed.

             Portal Services revenues are composed of revenues generated through our Search Solutions and Commerce Engine. We generate revenues from our Search Solutions through a variety of contractual arrangements, which include general service fees, per-query search fees and search service hosting fees, and search software licensing fees, all of which are recognized in the period earned. Our contracts for our Commerce Engine currently provide for payments to us consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees, and advertising revenues and general service fees from Internet portals and other Web site customers. To date, revenues from online commerce have consisted primarily of annual infrastructure service fees and non-recurring engineering fees. Total revenues from online commerce are expected to be modest for the next few quarters.

             The Network Products segment generated operating income of $26.2 million in the year ended September 30, 2000, an increase in operating income of $37.8 million over fiscal 1999. The Portal Services segment generated an operating loss of $27.3 million in the year ended September 30, 2000, an increase in operating loss of $4.3 million or 19% over fiscal 1999. The Network Products and Portal Services results exclude acquisition-related costs, amortization of deferred stock compensation, purchased in-process research and development and amortization of intangibles and other assets. For additional segment information, refer to Note 14, Segment Information, included in the Notes to the Consolidated Financial Statements, as presented later in this Form 10-K.

             We have undertaken a broad initiative in the global wireless Internet space. This initiative encompasses our Portal Services and Network Products and is directed at providing the infrastructure software necessary for wireless network operators, Internet portals and global enterprises to deliver the next-generation of mobile data services. To facilitate our entry into the wireless space, we will need to substantially modify our products and services, establish and maintain strategic alliances with a variety of companies, and hire new management, technical, sales and other personnel. We expect to incur material expenses across all wireless expense categories and expect that revenues from this initiative will be modest for the next few quarters.

             In October 1999, we acquired WebSpective Software, Inc., a developer of software solutions for content and application distribution, delivery and management, to supplement our Network Products offerings. The acquisition of WebSpective was accounted for as a pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of Inktomi and WebSpective. The consideration paid for all equity interests of WebSpective consisted of 1,655,048 shares of our Common Stock. We recorded acquisition-related costs of approximately $4.0 million in fiscal 2000, primarily for investment banking fees, accounting, legal and other expenses. WebSpective revenues from inception through September 30, 1999 were $3.2 million. WebSpective raised $12.4 million through various stock issuances since its inception in March 1997, and had net losses f rom inception to September 30, 1999 of $13.5 million.

             In July 2000, we acquired 100% of all outstanding stock and assumed all stock options of Ultraseek Corporation, a subsidiary of GO.com, the Internet business of The Walt Disney Company, in exchange for $3.5 million in cash and 2,512,880 shares of our Common Stock. Ultraseek operates under the Inktomi name, and all employees of Ultraseek joined us in the fourth quarter of fiscal 2000. As a result of the acquisition, we recorded purchased in-process research and development charges of $4.4 million and amortization of intangibles and other assets charges of $13.2 million in fiscal 2000. We accounted for the transaction under the purchase method of accounting. This acquisition supports our initiative in the enterprise market enabling us to provide customizable search and navigation software for corporate intranet and extranet sites. If Inktomi and Ultraseek were a combined company as of Oc tober 1, 1998, the following would have been our pro forma combined financial results (unaudited, in thousands):

	For the Year Ended September 30, 1999	For the Six-Months Ended March 31, 2000

Revenues	$85,786	$91,293
Net loss	$(28,334)	$(4,502)

             In October 2000, subsequent to the dates of the financial statements contained herein, we consummated the acquisition of FastForward Networks, Inc., a developer of software solutions for efficiently enabling streaming media over networks. The transaction will be accounted for under the pooling method of accounting. The consideration paid for all equity interests in FastForward consisted of approximately 12.0 million shares of Inktomi Common Stock. We expect to record acquisition-related costs of approximately $20.0 million in the quarter ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses.

             We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular, to focus on the enterprise market and to support our new wireless initiative. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown in recent quarters, we cannot be sure that this growth will continue at the same rate.

Results of Operations

             The following table sets forth our results of operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	For the Year Ended September 30,

	2000	1999

Revenues
Network products	68%	59%
Portal services	32%	41%

Total revenues	100%	100%
Operating expenses
Cost of revenues	14%	18%
Sales and marketing	54%	77%
Research and development	25%	41%
General and administrative	7%	11%
Acquisition-related costs	2%	2%
Purchased in-process research and development	2%	—
Amortization of intangibles and other assets	6%	—

Total operating expenses	110%	149%

Operating loss	(10%)	(49%)
Other income, net	7%	7%

Pretax loss	(3%)	(42%)
Income tax provision	(1%)	—

Net loss	(4%)	(42%)

Fiscal Years Ended September 30, 2000 and 1999

Revenues

             Total revenues totaled $223.5 million in fiscal 2000, an increase of $150.0 million or 204% over revenues of $73.5 million in fiscal 1999. No single customer represented over 10% of total revenues in either fiscal 2000 or 1999. We market and sell our products to customers located in the United States and abroad, both through our direct sales force and through our channel partners. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build-out of our international operations. We expect this variation to continue for the foreseeable future. We have generated most of our revenues through direct sales efforts, except in Asia where our revenues have been principally generated through our channel partners. We will need to expand our existing channel relationships and establish new channel relationships worldwide to broaden our sales reach and revenue opportunities.

             Network Products revenues totaled $152.1 million in fiscal 2000, representing an increase of $108.9 million or 252% over Network Products revenues of $43.2 million in fiscal 1999. The increase was primarily due to increased licenses of the Traffic Server network cache platform and Content Delivery Suite software solution, particularly to network service provider customers in the content delivery, access and backbone markets. These revenues consisted primarily of a small number of multi-million dollar contracts per quarter and several other smaller contracts generally ranging between $0.1 million and $0.5 million. Up-front license revenue generated from direct end-user customers accounted for most of total Network Products revenues. For fiscal 2000, no customers represented over 10% of all Network Products revenue, and for fiscal 1999, two customers represented 16% and 12% of all N etwork Products revenue.

             Portal Services revenues totaled $71.4 million in fiscal 2000, representing an increase of $41.1 million or 136% over Portal Services revenues of $30.3 million in fiscal 1999. Most of the increase resulted from the addition and launch of new Portal Services customers, primarily smaller and mid-tier portals. Of the total Portal Services revenues for fiscal 2000, $55.4 million was derived from the Inktomi Search Engine and licensed enterprise search software and $16.0 million was derived from the Inktomi Commerce Engine. For fiscal 2000, one customer represented 11% of all Portal Services revenue, and for fiscal 1999, three customers represented 14%, 13% and 12% of all Portal Services revenue.

             During fiscal 2000, we recognized revenues of approximately $30.8 million on contracts, development, and licensing arrangements with customers in which we are equity shareholders. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

Expenses

             Operating expenses include cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses, acquisition-related expenses, purchased in-process research and development and amortization of intangibles and other assets. Most of our expenses (other than cost of revenues, acquisition-related expenses, purchased in-process research and development and amortization of intangibles and other assets) consist of personnel and related costs across the functional areas listed above. A significant portion of our operations is located in Silicon Valley where competition for personnel and other resources is intense. As we grow our businesses, we expect our total costs per employee to increase, which along with increased headcount will increase our expenses in absolute dollars.

             We are subject to employer payroll taxes on gains on certain employee stock options. At September 30, 2000, our stock price closed at $114 per share. Had our employees exercised all of these options on September 30, 2000 at this price, we would have been subject to payroll taxes on gains realized by our employees of $7.9 million on vested options and $14.6 million on unvested options. These amounts would be charged to operations in the period the options are exercised. Should a significant number of our employees choose to exercise options, or if our stock price increases significantly, our quarterly results of operations would be adversely affected.

  Cost of Revenues

             Cost of revenues consists primarily of expenses related to the operation of our search and commerce services, primarily depreciation, network and hosting charges, as well as royalties for our Media-IXT application. Cost of revenues was $31.9 million for fiscal 2000, a decrease as a percentage of revenue from 17.9% in fiscal 1999 to 14.3% in fiscal 2000. The increases in absolute dollars were due primarily to additional depreciation, network and hosting charges resulting from expansions of our data centers in the United States and abroad during fiscal 2000 and 1999. We expect cost of revenues to increase in absolute dollars in the next few quarters due primarily to increased royalties for our Media-IXT application and, to a lesser extent, expanded cluster operations costs.

  Sales and Marketing Expenses

             Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff as well as expenses related to our marketing programs, including trade shows and advertising. Sales and marketing expenses were $122.2 million in fiscal 2000, an increase of $65.5 million or 115% from fiscal 1999. This increase was primarily due to an increase in the number of sales and marketing personnel, increased sales commissions and additional marketing programs, including the initiation of a branding campaign. We expect that sales and marketing expenses will increase in absolute dollars over the next few quarters as we establish sales offices in additional domestic and international locations, hire additional sales and marketing personnel, incur increased sales commissions expenses, and expand our marketing programs, including our branding campaign.

  Research and Development Expenses

             Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $56.0 million in fiscal 2000, an increase of $25.9 million or 86.4% over the comparable period in fiscal 1999. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our Search Engine and Network Products businesses, online commerce development, and increases in quality assurance, technical support and technical publications personnel. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will increase in absolute dollars in future periods.

  General and Administrative Expenses

             General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $14.6 million in fiscal 2000, an increase of $6.4 million or 77.4% over fiscal 1999. This increase was due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our corporate headquarters in Foster City, California. We expect general and administrative expenses to continue to grow as our business and employee base expands.

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

             In April 1999, we acquired Impulse! Buy Network, a developer of online merchandising software, to supplement the functionality of our Commerce Engine. We accounted for the acquisition as a pooling of interests. We recorded acquisition costs of approximately $1.1 million in fiscal 1999 as a result of the acquisition, primarily for accounting, legal and other expenses.

             As of September 30, 2000, all acquisition-related costs had been paid.

  Purchased In-Process Research and Development

             A portion of the purchase price we paid for Ultraseek has been allocated to developed technology and in-process research and development (“ IPRD”). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by Ultraseek concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $4.4 million in fiscal 2000.

  Amortization of Intangibles and Other Assets

             As a result of our Ultraseek acquisition in fiscal 2000, we recorded goodwill of $319.4 million under Intangibles and Other Assets. We began amortizing this balance in July 2000, and will continue doing so on a straight-line basis over a period of 60 months. The fiscal 2000 amortization of intangibles and other assets totaled $13.2 million.

  Other Income, Net

             Other income, net includes interest on our cash, cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations and losses recorded for the equity method of accounting for our minority investment in AirFlash, Inc. Other income, net, totaled $15.1 million of income in fiscal 2000, an increase of $10.5 million or 231% over fiscal 1999. Most of this increase was generated from $3.6 million from gains on sales of investments in equity securities and $15.9 million in interest income from our cash and cash equivalents. These gains were partially offset by $1.7 million in losses recorded in fiscal 2000, representing our proportionate share of losses related to our minority investment in AirFlash. The increase was also offset by the write-off of obsolete computer and networking equipment, and interest charges. We also recognized losses for the abandonment of leasehold improvements and equipment with a net book value of approximately $1.9 million due to corporate relocation in fiscal 1999.

Fiscal Years Ended September 30, 1999 and 1998

Revenues

             Total revenues were $73.5 million in fiscal 1999, an increase of $52.2 million or 245% over revenues of $21.3 million in fiscal 1998. No single customer individually represented over 10% of total revenues for fiscal 1999. In fiscal 1998, four customers each represented over 10% and, in the aggregate, accounted for approximately 75% of total revenues.

             Network Products revenues totaled $43.2 million in fiscal 1999, an increase of $34.4 million or 388% over Network Products revenues of $8.9 million in fiscal 1998. Most of these revenues represented new Traffic Server network cache license fees. Portal Services revenues totaled $30.3 million in fiscal 1999, an increase of $17.8 million or 143% increase over Portal Services revenues of $12.5 million in fiscal 1998. Most of this increase came from the provision of search services to new customers and, to a lesser extent, an increase in revenues from existing search customers.

Expenses

  Cost of Revenues

             Cost of revenues was $13.1 million for fiscal 1999, an increase of $8.1 million or 161% from fiscal 1998. The increase was due primarily to increased depreciation and network charges resulting from expansions of our data centers in California and the establishment of a data center in the United Kingdom during fiscal 1999.

  Sales and Marketing

             Sales and marketing expenses were $56.7 million in fiscal 1999, an increase of $32.0 million or 130% from fiscal 1998. This increase was primarily due to an increase in the number of sales and marketing personnel in the United States and abroad, expenses incurred in connection with attendance at trade shows and additional marketing programs, and increased sales commissions.

  Research and Development

             Research and development expenses were $30.0 million in fiscal 1999, an increase of $14.3 million or 91% over fiscal 1998. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our Search Engine and Network Products businesses, online commerce development, and increases in quality assurance, technical support and technical publications personnel.

  General and Administrative

             General and administrative expenses totaled $8.2 million in fiscal 1999, an increase of $3.1 million or 61% over fiscal 1998. This increase was due primarily to an increase in the number of general and administrative personnel and increased legal and accounting costs incurred in connection with business activities.

  Acquisition-Related Charges

             In April 1999, we acquired Impulse! Buy Network, a developer of online merchandising software, to supplement the functionality of our Commerce Engine. We accounted for the acquisition as a pooling of interests. We recorded acquisition costs of approximately $1.1 million in fiscal 1999 as a result of the acquisition, primarily for accounting, legal and other expenses.

             In September 1998, we acquired C2B Technologies, a developer of online commerce software. The transaction was accounted for as a pooling of interests. We incurred expenses of $1.0 million related to the transaction. The charge included C2B’s financial advisory fees, facilities consolidation costs, and legal and accounting fees.

  Other Income, Net

             Other income, net totaled $4.5 million of income in fiscal 1999, compared to $0.5 million in fiscal 1998. Most of this increase was generated from $6.9 million of interest income on proceeds from our June 1998 initial public offering and prior preferred stock issuances, partially offset by increased interest charges on debt and capital lease obligations.

Quarterly Results of Operations

             The following table presents our operating results for each of the eight quarters in the period ending September 30, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. These operating results are not necessarily indicative of the results of any future period.

	For the Quarters Ended

	Sep. 30, 2000	Jun. 30, 2000	Mar. 31, 2000	Dec. 31, 1999	Sep. 30, 1999	Jun. 30, 1999	Mar. 31, 1999	Dec. 31, 1998

	(unaudited, in thousands, except per share data)
Revenues
Network products	$56,088	$43,100	$30,792	$22,137	$16,333	$12,537	$8,797	$5,575
Portal services	22,500	18,400	16,477	13,990	10,784	7,794	6,419	5,264

Total revenues	78,588	61,500	47,269	36,127	27,117	20,331	15,216	10,839
Operating expenses
Cost of revenues	10,750	8,358	6,855	5,921	4,469	3,692	2,691	2,295
Sales and marketing	39,470	32,645	27,357	22,710	19,501	14,837	12,018	10,347
Research and development	17,293	15,141	12,511	11,016	9,121	8,256	6,939	5,701
General and administrative	4,871	3,695	3,275	2,711	2,557	2,059	1,944	1,641
Acquisition-related costs	—	—	—	3,999	—	1,110	—	—
Purchased in-process research and development	4,400	—	—	—	—	—	—	—
Amortization of intangibles and other assets	13,182	—	—	—	—	—	—	—

Total operating expenses	89,966	59,839	49,998	46,357	35,648	29,954	23,592	19,984

Operating loss	(11,378)	1,661	(2,729)	(10,230)	(8,531)	(9,623)	(8,376)	(9,145)
Other income, net	3,865	3,641	3,740	3,815	2,152	793	936	664

Pretax loss	(7,513)	5,302	1,011	(6,415)	(6,379)	(8,830)	(7,440)	(8,481)
Income tax provision	(1,031)	(795)	—	—	—	—	—	—

Net loss	$(8,544)	$4,507	$1,011	$(6,415)	$(6,379)	$(8,830)	$(7,440)	$(8,481)

Earnings per share
Basic net income (loss) per share	$(0.08)	$0.04	$0.01	$(0.06)	$(0.06)	$(0.09)	$(0.07)	$(0.09)

Diluted net income (loss) per share	$(0.08)	$0.04	$0.01	$(0.06)	$(0.06)	$(0.09)	$(0.07)	$(0.09)

Shares outstanding
Shares used in calculating basic net income (loss) per share	113,848	110,886	109,075	107,960	104,626	101,452	100,318	98,346

Shares used in calculating diluted net income (loss) per share	113,848	123,040	122,457	107,960	104,626	101,452	100,318	98,346

Liquidity and Capital Resources

             Cash and cash equivalents, short-term investments and restricted cash totaled $317.7 million at September 30, 2000, an increase of $15.8 million or 5% from $301.9 million at September 30, 1999. Most of the increase came from cash provided by operations, exercises of $70.7 million in stock options and warrants and increased cash collections of accounts receivable, offset by the purchase of property and equipment and the use of cash for investments in equity securities. At September 30, 2000, we maintained $119.6 million of our cash as restricted under the terms of our synthetic lease agreement for our corporate headquarters in Foster City, California.

             Investments in equity securities totaled $126.6 million at September 30, 2000, up from $8.2 million at September 30, 1999. Our investments that have readily determinable fair values are marked-to-market with any change from cost or prior value as an adjustment to stockholders’ equity. Other strategic investments in equity securities are carried at cost. All of our investments in equity securities are comprised of strategic investments in Internet companies. Internet stock values are volatile and therefore our investments in equity securities balance may fluctuate significantly in the future. We expect to continue such investments during the upcoming fiscal year.

             We generated $75.5 million in cash from operations in fiscal 2000. This compares to $29.2 million used in operations in the comparable period in fiscal 1999. The increase in cash from operations was primarily due to our net income in fiscal 2000 of $13.1 million (net of non-cash charges and excluding amortization of deferred compensation, acquisition-related charges, purchased in-process research and development and amortization of intangibles and other assets), increased deferred revenues and accrued liabilities.

             We have made significant investments in property and equipment since inception. These investments consist largely of computer servers, workstations, networking equipment and leasehold improvements associated with our corporate headquarters in Foster City, California. We invested $66.6 million and $38.1 million, respectively, in fiscal 2000 and 1999, primarily to expand our Search Engine service capacity, launch and support our online commerce business and for leasehold improvements. Approximately $3.4 million of the property and equipment investments in fiscal 2000 were part of a sale-leaseback transaction in which we sold furniture and related items to a leasing company and leased the furniture and related items under a new capitalized lease agreement.

             In the past, we have used debt and leases to partially finance capital purchases. We obtained an additional $2.7 million and $7.1 million in bank loans and added nil and $6.5 million in capitalized leases, respectively, to partially fund increased search and online commerce capacity in fiscal 2000 and 1999. At September 30, 2000, we had $11.9 million in total loans and capitalized lease obligations outstanding, collateralized by a certain portion of our accounts receivable and the underlying fixed assets acquired with each respective debt instrument. Approximately $6.5 million of our debt at September 30, 2000 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

             In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. We also expect to undertake significant capital improvements on such property.

             In August 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters, including all improvements related to this property for an aggregate purchase price of $114 million. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash.

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

Our business substantially depends upon the success of our Traffic Server product, Content Delivery Suite and Media Products.

             Our future growth substantially depends on the commercial success of our Traffic Server network cache product, our Content Delivery Suite software solution and our newly acquired Media products. We are targeting several market segments for these products, including telecommunications and backbone carriers, Internet access networks, Internet hosting providers, OEM customers, large enterprise customers, wireless networks and content delivery networks. Our ability to generate substantial and sustained revenues from these products is dependent upon achieving sales penetration in each of these market segments and significantly increasing the number of new and repeat customer transactions, especially within the enterprise market. In this regard, we will need to continue to modify and enhance our products for each of these market segments and establish effective marketing programs (including promotion of the Con tent Bridge alliance) to augment the sales process. The markets for large-scale network caching, content delivery and streaming media are in their early stages, and we are not sure our target customers will widely adopt and deploy these technologies throughout their networks. Even if they do so, they may not choose our products because they do not include the features they require, they wish to outsource content delivery and streaming media services to a third party vendor rather than directly implement enabling technology in their networks, or for technical, cost, support or other reasons.

Demand for our streaming media products is dependent on increasing availability of media content on networks, the build out of broadband capabilities and the establishment of profitable business models by our customers, among other factors, all which are outside of our control.

             The streaming media market is in its early stages and the amount of appealing streaming content currently available is relatively limited. The amount of streaming content available over public networks and enterprise networks must increase substantially for our potential customers to justify their purchase of our Media Products. Our Media Products are complex which may stall their deployment. Growth in sales of our Media Products in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace for our Media Products. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient demand for our Media Products in the service provider mark etplace.

Our business would be harmed if customers choose not to use or promote our search services.

             Revenues from our search services result primarily from the number of end-user searches processed by our Search Engine. Our agreements with customers do not require them to direct end-users to our search services or to use our search services exclusively or at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our Search Engine, and the ability of customers to monetize traffic from their Web site search pages. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for cu stomers to implement additional services or to replace our services are not substantial. The market for Internet search is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. In order for us to continue to increase revenues from our Search Engine business at historical rates, we will need to continue to sign up an increasing number of new customers, develop and deliver new search services, products and features to existing and future customers, and establish deeper strategic relationships with our customers. In addition, we will need to generate revenues from other interested parties in the search process such as content providers and broaden our market opportunities such as through our enterprise search software license business.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully against new entrants and established companies with greater resources.

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

             We directly compete against several companies in the network cache, content delivery and streaming media markets, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks and Spyglass. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our Network Products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

             We compete with a number of companies to provide Internet search and directory services and technology. In the services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Goto.com, Infoseek, LookSmart, Netscape Open Directory and Northern Light. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In the software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape. In addition, several large media and other Internet-based com panies have made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

             The market for our Commerce Engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of commerce technologies and services including Frictionless Commerce and InfoSpace, commerce destination sites including Deal Time and mySimon; third party merchant aggregators including Affinia; commerce wallet providers including Brodia and Gator; affiliate services including BeFree and Linkshare; and Internet portals and other captive marketplace Web sites, including Amazon.com, America Online, Excite@Home and Yahoo!. We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve prim arily as a technology and infrastructure provider, our customers and partners determine many of these factors and we have little or no control over them.

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

             The Internet infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success and revenue growth will depend upon our ability to develop, acquire and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers, particularly in the enterprise market. The increasing scope of our business has led us to allocate additional resources to our current business opportunities and fewer resources to longer-term projects. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new produ cts and enhancements may cause customers to forego purchases of our products or to purchase those of our competitors.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

             We expect that a significant portion of our future revenues will come from licenses of the Traffic Server network cache platform, Content Delivery Suite software solution and our newly acquired Media Products. We further expect that these revenues will come from licenses to a relatively small number of customers. The volume and timing of orders are difficult to predict because the markets for Traffic Server platform, Content Delivery Suite and our Media Products are in their early stages, the sales cycle varies substantially from customer to customer and some customers in our target markets have limited access to capital to fund operational needs. Historically, customer orders during a quarter have consisted of a small number of multi-million dollar deals and several other smaller orders ranging from $0.1 million to $0.5 million. The cancellation or deferral of even a small number of licenses of Traffic S erver, Content Delivery Suite or Media Products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

             Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. We plan to increase our operating expenses significantly to support our entry into the Wireless market, expand our sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons already discussed or for any other reason could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

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

             We will need to substantially expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require sophisticated sales efforts targeted at several people within our prospective customers’ organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting.

             In addition, our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical expertise in the computer network and telecommunications industry. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take several quarters before any of our distribution partners will develop the expertise and skills necessary to effectively sell our products. We cannot be sure that we will be successful in signing up the desired distribution partners or that our distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.< /p>

             Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to increase our staff to support new customers, new product lines, the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries including the Internet, telecommunications and commerce.

The global wireless Internet space is a new market and we cannot be certain that our entry into this market will be successful.

             We have recently undertaken a broad initiative in the global wireless Internet space. The market for new wireless Internet products and services is in an early stage of development and is rapidly evolving. We have limited experience in the wireless market and cannot be certain that the market will develop in such a manner as to provide us with substantial revenue-generating opportunities. Several companies are developing products and services targeted to the wireless space, many of which are ahead of us in development and implementation. We expect competition to be intense. To facilitate our entry into the wireless space, we will need to modify our products and services, establish and manage strategic alliances with a variety of companies including wireless operators, content providers, hardware manufacturers and integrated service vendors, and hire new management, technical sales and other personnel. In this connection, we expect to incur material expenses across all expense categories for the next several quarters. We cannot be certain that our entry into the wireless space will be successful.

The loss of a key customer could adversely affect our revenues and be perceived as a loss of momentum in our business.

             We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract or our failure to meet performance requirements under our Portal Services agreements, or in the case of our Search Engine business if there is a decline in usage of any customer’s search service, our revenues would be adversely affected. Our potential customers and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

The online commerce market is rapidly evolving and our success is dependent on many factors outside of our direct control.

             The online commerce market is in a rapid state of evolution with a large number of companies pursuing a wide variety of business approaches to selling goods over the Internet. Many of these companies are spending substantial funds to develop brand recognition and large bases of end-user consumers. In addition, a number of online retailers have recently announced bankruptcy or significant operational challenges. Our business model is based on supplying commerce platform services to Internet portals and other Web site customers, which in turn make these services available to their end-users. Many of our customers are new to online commerce and have limited experience in promoting commerce transactions through their Web sites. The success of our Commerce Engine will largely depend on a variety of factors, many of which are outside of our control. These factors include:

    our ability to establish and maintain strong relationships with customers and online merchants;
    increasing end-user traffic and transactions across our customers’ Web sites;
    our ability to assemble a robust and varied database of products of interest to end-user consumers;
    the ability and willingness of our customers to promote our commerce services on their Web sites;
    market conditions affecting the purchase of infrastructure software solutions;
    the dollar volume of online purchases made by end-users of our customers’ Web sites; and
    the level of advertising and other revenues generated by customers.

             We have made significant investments in our online commerce business. These investments have been and will continue to be required in advance of generating significant revenues and profitability, which have consisted primarily of infrastructure service fees and non-recurring engineering fees to date and are expected to be modest for the next few quarters. We cannot be sure that our participation within the online commerce business will be successful.

             Our Commerce Engine is designed to collect and organize vast amounts of electronic information from online merchants and publishers of comparative product information. The Commerce Engine is also designed to track and confirm purchases made by end-users of our customers’ services and to generate invoices for our online merchants to support performance-based marketing arrangements among multiple parties. These are highly complex tasks. Our Commerce Engine customers demand a wide variety of complex features and deployment requirements. These deployments require substantial resources and execution, and we cannot be certain that we will meet required schedules or successfully develop all required technologies.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

             Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location or local systems. In addition, our Portal Services technology systems collect end-user and transaction information, which we use to deliver services to our customers and merchant partners. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possibl e that if any information provided through any of our Portal Services or facilitated by our Network Products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Further, there is the potential for product liability claims to be asserted against us by end-users who purchase goods and services through our Commerce Engine. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Internet-related laws could adversely affect our business.

             Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend (or clarify the existence of) the right of reproduction held by copyright holders to control the right to make temporary copies for any reason, including caching and other copies made during the transmission process. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption, implementation or modification of laws and regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

Our success depends on our ability to manage growing and changing operations.

             Our ability to offer products and services and implement our business plan in a rapidly evolving market successfully requires an effective planning and management process. We have substantially increased the scope of our operations in recent quarters, both domestically and internationally, and have grown our headcount considerably. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems, personnel and other resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers, merchants and other third parties, all in a rapidly changing environment. We cannot be certain that we will be successful in these undertakings.

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

             We have purchased five companies since September 1998 and intend to continue to invest in or acquire complementary companies, products and technologies in the future. If we buy a company, we could have difficulty in assimilating that company’s personnel and operations and maintaining acceptable standards, controls, procedures and policies. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. There could be potential unknown liabilities associated with the purchased company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

We may not be able to recruit and retain the personnel we need to succeed.

             We are dependant on recruiting and retaining a strong team of personnel across all functional areas. Competition for these individuals is intense, and we may not be able to attract or retain the additional highly qualified personnel necessary for our success. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have key person life insurance policies covering any of our employees other than our Chief Executive Officer.

Our efforts to increase our presence in markets outside of the United States may be unsuccessful and could result in losses.

             We market and sell our products in the United States and internationally, principally Europe and Asia. We have substantially grown our international operations in recent quarters and intend to continue this expansion. This expansion will require significant management attention and financial resources, and we cannot be sure that our investments in establishing facilities in other countries will produce desired levels of revenue. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build-out of our international operations. We have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, other inherent risks may apply to international operations, including:

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

             Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grows, the functionality of products in different industry segments overlaps, and more business method patents are submitted to and issued by patent authorities. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’ s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. Reengineering a particular product, however, may not be possible or practical. Similarly, these royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

Anti-takeover provisions contained in our charter and under Delaware Law could impair a takeover attempt.

             We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our Common Stock. These provisions may also have the effect of deterring hostile takeovers or delaying changes in our control or management.

Our stock price is volatile.

             The market price of our Common Stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, announcements of technological alliances and partnerships, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

             We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We limit our interest rate risks by placing our marketable securities investments with high quality issuers principally in United States government and corporate debt securities with terms of less than two years. We do not expect any material losses from our marketable securities investments and believe that our interest rate exposure is modest. We sell our products and services in the United States and abroad. Historically, the percentage of sales to customers located outside the United States has varied substantially. We currently transact substantially all of our revenues, whether domestic or abroad, in United States currency. Our expenditures and consolidated financial results could be affected by a change in the exchange rate of the U.S. Dollar versus a foreign currency.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

             Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees” and “Management—Executive Officers” contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the, Exchange Act of 1934 is incorporated by reference to the section entitled “Compliance with Section 16(a) of the Exchange Act” contained in our Proxy Statement.

Item 11.   Executive Compensation

             Information concerning executive compensation is incorporated by reference to the sections entitled “Proposal No.1: Election of Directors— Director Compensation,” “Management—Summary Compensation Table,” “Management—Option Grants in Last Fiscal Year,” “Management—Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” and “Management—Employment Agreement” contained in our Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

             Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “ Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

             Information concerning certain relationships is incorporated by reference to the section entitled “Certain Transactions” contained in our Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-k

(a)   The following documents are filed as a part of this report:

             (1)   Financial Statements:

             (2)   Financial Statement Schedules:

               All schedules are omitted because they are not applicable or the required information is shown in consolidated financial statements or notes thereto.

             (3)   Exhibits:

               (a) Exhibits

Exhibit Number	Description
2.1 (2)	Agreement and Plan of Reorganization dated August 31, 1998 by and among Inktomi, IC Merger Corp. and C2B Technologies Inc.
2.2 (5)	Agreement and Plan of Reorganization dated April 21, 1999 by and among Inktomi, IC Acquisition Corp. and Impulse! Buy Network, Inc.
2.3 (7)	Agreement and Plan of Reorganization dated September 15, 1999 by and among Inktomi, WS Acquisition Corp. and WebSpective Software, Inc.
2.4 (12)*	Stock Purchase Agreement dated June 7, 2000 by and between Infoseek Corporation and Inktomi.
2.5 (16)	Agreement and Plan of Reorganization dated September 12, 2000 by and among Inktomi, FastForward Networks, Inc. and River Kwai Acquisition Corporation.
3.2 (3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a (6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.2b (13)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4 (3)	Bylaws of Inktomi.
4.1 (3)	Specimen Common Stock Certificate.
10.1 (3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2	1998 Stock Plan and form of agreement thereunder.
10.3 (3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4 (3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5 (3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6 (3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7 (10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8 (11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9 (11)	Employee Loan Agreement dated March 2, 2000 between Kirk D. Bowman and Inktomi.
10.10 (14)	Ultraseek Stock Option Plan and form of agreement thereunder.
10.11 (15)	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.

Exhibit Number	Description
10.12 (15)	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.13 (13)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16 (1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.17 (4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.18 (2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.19	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.20 (5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.21 (1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.22 (6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.23 (8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.24 (9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.25 (7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10.26	Amendment to 1996 Equity Incentive Plan.
10.27	Amendment to C2B Technologies 1997 Stock Plan
10.28	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10.29	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10.30 (16)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
21.1	Subsidiaries.
27.1	Financial Data Schedules.

_______________

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

(12)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on August 1, 2000.

(13)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(14)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(15)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(16)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

*	Treatment has been requested for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

               (b) Reports on Form 8-K

              We filed a Current Report on Form 8-K dated August 1, 2000 to report under Item 2 thereof the acquisition of Ultraseek, Inc. We filed an amendment dated, September 29, 2000 to this Current Report on Form 8-K to include the required Supplementary Consolidated Financial Statements required under the report. We also filed a Current Report on Form 8-K dated July 14, 2000 to report under Item 5 thereof the adoption of a Shareholders’ Rights Plan.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2000.

INKTOMI CORPORATION
/s/ David C. Peterschmidt

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

Signature	Title	Date

/s/ David C. Peterschmidt David C. Peterschmidt	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	December 28, 2000

/s/ Jerry M. Kennelly Jerry M. Kennelly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2000

/s/ Frank Gill Frank Gill	Director	December 28, 2000

/s/ Alan F. Shugart Alan F. Shugart	Director	December 28, 2000

/s/ Eric A. Brewer Eric A. Brewer	Director	December 28, 2000

/s/ John A. Porter John A. Porter	Director	December 28, 2000

/s/ Fredric W. Harman Fredric W. Harman	Director	December 28, 2000

INKTOMI CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Inktomi Corporation:

             In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Inktomi Corporation and its subsidiaries at September 30, 2000 and 1999 and the results of their operations and cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assuranc e about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
October 26, 2000

INKTOMI CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,

	2000	1999

ASSETS
Current assets
Cash and cash equivalents	$17,482	$85,047
Restricted cash	119,616	—
Short-term investments	180,632	216,890

Total cash and cash equivalents, restricted cash and short-term investments	317,730	301,937
Accounts receivable, net of allowances of $4,902 and $3,282, respectively	50,382	23,352
Prepaid expenses and other current assets	7,157	3,615

Total current assets	375,269	328,904
Investments in equity securities	126,598	8,180
Property and equipment, net	83,580	43,329
Intangibles and other assets	310,849	2,137

Total assets	$896,296	$382,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,560	$6,444
Accrued liabilities	37,633	14,421
Deferred revenue	53,774	3,389
Current portion of notes payable	5,274	5,513
Current portion of capital lease obligations	3,407	2,502

Total current liabilities	109,648	32,269
Notes payable, less current portion	1,250	4,560
Capital lease obligations, less current portion	1,980	3,686
Other liabilities	735	729

Total liabilities	113,613	41,244
Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity
Common Stock, $0.001 par value; Authorized: 1,500,000 and 300,000 at September 30, 2000 and 1999, respectively; Outstanding: 115,246 and 107,576 at September 30, 2000 and 1999, respectively	115	108
Additional paid-in capital	809,989	419,558
Deferred compensation and other equity	(2,055)	(3,691)
Accumulated other comprehensive income	60,191	1,447
Accumulated deficit	(85,557)	(76,116)

Total stockholders’ equity	782,683	341,306

Total liabilities and stockholders’ equity	$896,296	$382,550

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Year Ended September 30,

	2000	1999	1998

Revenues
Network products	$152,117	$43,242	$8,859
Portal services	71,367	30,261	12,476

Total revenues	223,484	73,503	21,335
Operating expenses
Cost of revenues	31,884	13,147	5,030
Sales and marketing	122,182	56,703	24,692
Research and development	55,961	30,017	15,743
General and administrative	14,552	8,201	5,091
Acquisition-related costs	3,999	1,110	1,018
Purchased in-process research and development	4,400	—	—
Amortization of intangibles and other assets	13,182	—	—

Total operating expenses	246,160	109,178	51,574

Operating loss	(22,676)	(35,675)	(30,239)
Other income, net	15,061	4,545	508

Pretax loss	(7,615)	(31,130)	(29,731)
Income tax provision	(1,826)	—	—

Net loss	$(9,441)	$(31,130)	$(29,731)

Earnings per share
Basic and diluted net loss per share	$(0.09)	$(0.31)	$(0.38)

Weighted average shares outstanding
Shares used in calculating basic and diluted net loss per share	110,351	101,262	79,252

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2000, 1999 and 1998
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred Compensation	Accumulated Other Comprehensive	Accumulated

	Shares	Amount	Shares	Amount	Capital	& Other	Income (Loss)	Deficit	Total

Balances, October 1, 1997	14,938	$15	24,522	$24	$20,748	$909	$—	$(15,255)	$6,441
Foreign currency translation							(49)		(49)
Net loss								(29,731)	(29,731)
Total comprehensive loss									(29,780)
Issuance of Preferred Stock, net of issuance costs of $1,128	3,298	3			12,884				12,887
Issuance of Common Stock in public offerings, net of issuance costs			18,952	19	48,622	(1,653)			46,988
Issuance of Common Stock for cash, notes, or services, including for exercise of options and warrants			698	1	11,732	(2,994)			8,739
Exercise of Preferred Stock warrants	1,225	1			4,071				4,072
Conversion of Preferred Stock to Common Stock	(19,461)	(19)	52,152	52	(33)				—

Balances, September 30, 1998	—	—	96,324	96	98,024	(3,738)	(49)	(44,986)	49,347
Foreign currency translation.							(126)		(126)
Unrealized gain on short-term investments							1,622		1,622
Net loss								(31,130)	(31,130)
Total comprehensive loss									(29,634)
Issuance of Common Stock in public offerings, net of issuance costs of $1,143			7,560	8	305,100				305,108
Issuance of Common Stock for cash or notes, including for exercise of options and warrants.			3,692	4	16,434	(1,476)			14,962
Stock compensation in connection with issuance of stock options by Inktomi and acquired companies						819			819
Repayment of stockholder loans						704			704

Balances, September 30, 1999	—	—	107,576	108	419,558	(3,691)	1,447	(76,116)	341,306
Foreign currency translation							189		189
Unrealized gain on short-term investments							58,555		58,555
Net loss								(9,441)	(9,441)
Total comprehensive income									49,303
Issuance of Common Stock for acquisition of Ultraseek			2,513	2	319,745				319,747
Issuance of Common Stock for cash, including for exercise of options and warrants			5,157	5	70,686				70,691
Stock compensation in connection with issuance of stock options by Inktomi and acquired companies						1,393			1,393
Repayment of stockholder loans						243			243

Balances, September 30, 2000	$—	$—	115,246	$115	$809,989	$(2,055)	$60,191	$(85,557)	$782,683

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended September 30,

	2000	1999	1998

Cash flows from operating activities:
Net loss	$(9,441)	$(31,130)	$(29,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchased in-process research and development	4,400	—	—
Amortization of intangibles and other assets	13,182	—	—
Depreciation and amortization	21,859	10,935	3,878
Provision for doubtful accounts	1,620	2,650	551
Stock based compensation	1,393	819	—
Abandonment loss on property and equipment	1,045	1,881	—
Changes in operating assets and liabilities
Accounts receivable	(28,650)	(20,832)	(4,795)
Prepaid expenses and other assets	(6,589)	(4,812)	(447)
Accounts payable	3,116	1,488	3,856
Accrued liabilities and other	23,218	7,819	6,135
Deferred revenue	50,385	1,994	588

Net cash provided by (used in) operating activities	75,538	(29,188)	(19,965)

Cash flows from investing activities:
Purchases of short-term investments	(1,193,672)	(674,064)	(32,781)
Proceeds from the sale of short-term investments	1,229,930	476,864	13,091
Restriction of cash for synthetic lease	(119,616)	—	—
Purchases of investments in equity securities	(59,863)	(6,558)	—
Purchases of equipment	(66,607)	(38,077)	(14,884)
Proceeds from sale of property and equipment	3,452	—	—
Acquisition of acquired company	(3,500)	—	—

Net cash used in investing activities	(209,876)	(241,835)	(34,574)

Cash flows from financing activities:
Proceeds from notes payable	2,718	7,065	2,956
Repayments on notes payable	(6,267)	(5,321)	(2,221)
Proceeds from capital leases	—	6,510	7,074
Payments on obligations under capital leases	(801)	(7,054)	(346)
Proceeds from stockholder loans	243	704	—
Proceeds from issuance of Preferred Stock, net of issuance costs	—	—	12,887
Proceeds from exercise of stock options and warrants	70,691	14,962	12,811
Proceeds from issuance of Common Stock, net of issuance costs	—	305,108	46,988

Net cash provided by financing activities	66,584	321,974	80,149

Effect of exchange rates on cash and cash equivalents	189	(126)	(49)
Increase (decrease) in cash and cash equivalents	(67,565)	50,825	25,561
Cash and cash equivalents at beginning of period	85,047	34,222	8,661

Cash and cash equivalents at end of period	$17,482	$85,047	$34,222

Supplemental Disclosures of Cash Flow Information:
Accounts payable related to purchase of property and equipment	$744	$686	$1,473

Exercise of Common Stock options in exchange for note receivable	$—	$153	$907

Stock options issued as compensation for services rendered	$—	$—	$36

Assets acquired under capital lease	$3,380	$5,288	$6,939

Assets acquired in exchange for note payable	$—	$—	$87

Cancellation of note receivable in connection with repurchase of Common Shares held in Treasury	$—	$(8)	$(8)

Common Stock issued in exchange for prepaid advertising	$—	$—	$285

Retirement of Common Stock held in Treasury	$—	$12	$—

Goodwill related to purchase of acquired company	$319,436	$—	$—

Cash paid for taxes	$(2,054)	$(372)	$—

Cash paid for interest	$(2,192)	$(1,688)	$(26)

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation:

             Nature of the Business:

             Inktomi Corporation (“Inktomi” or the “Company”) was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks.

             Formation and Basis of Presentation:

             In May 1996, we released the first commercial application based on our core technology, a search engine that enables customers to provide a variety of Internet search services to end users. In December 1997, we began licensing our Traffic Server network cache platform, our second application, a large-scale network cache designed to address capacity constraints in high-traffic network routes.

             In September 1998, we initiated our third application through our acquisition of C2B Technologies Inc. (“C2B”), a developer of online commerce technology. We issued 7,565,256 shares of our Common Stock in exchange for all of the outstanding shares of C2B. C2B recognized no revenues since inception, raised $5.9 million through various stock issuances, and recorded losses of $1.7 million and $5.0 million for the years ended September 30, 1997 and 1998 respectively. The transaction was accounted for as a pooling of interests. We incurred expenses of $1.0 million related to the transaction. The charge included C2B’s financial advisory fees, facilities consolidation costs, and legal and accounting fees.

             In April 1999, we acquired Impulse! Buy Network, Inc. (“Impulse! Buy”), a developer of online merchandising software, to supplement the functionality of the Commerce Engine. Under the terms of the merger agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Impulse! Buy in exchange for 1,799,934 shares of Inktomi Common Stock. The transaction was accounted for as a pooling of interests. Impulse! Buy revenues since inception, were not significant. Impulse! Buy raised $4.3 million through various stock issuances in 1997 and 1998 and had net losses of $2.2 million in the year ended September 30, 1998. We recorded acquisition costs of approximately $1.1 million in fiscal 1999 as a result of the acquisition, primarily for accounting, legal and other expenses.

             In October 1999, we acquired WebSpective Software, Inc. (“WebSpective”), a developer of online operations management solutions software for commerce-critical Web sites. Under the terms of the merger agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of WebSpective in exchange for 1,655,048 shares of our Common Stock. We accounted for the acquisition as a pooling of interests and accordingly, all prior financial statements have been restated. We recorded acquisition-related costs of approximately $4.0 million in fiscal 2000, primarily for investment banking fees, accounting, legal and other expenses. WebSpective revenues from inception through September 30, 1999 were $3.2 million. WebSpective raised $12.4 million through various stock issuances since its inception in March 1997, and had net losses from inception to September 30, 1999 of $13.5 million.

             In July 2000, we acquired Ultraseek, Inc. (“Ultraseek”), a provider of scalable and customizable search and navigation software solutions to businesses for their corporate intranet and extranet sites. Under the terms of the purchase agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Ultraseek in exchange for $3.5 million in cash and 2,512,880 shares of our Common Stock valued at $337.7 million. The transaction was accounted for under the purchase method of accounting. As a part of our Ultraseek acquisition, we recorded a one-time charge for an in-process research and development write-off of $4.4 million. We also recorded goodwill of $319.4 million under intangibles and other assets. We began amortizing this balance in July 2000, and will continue doing so over a period of 60 months. The fiscal 2000 amor tization of intangibles and other assets totaled $13.2 million.

             On October 30, 2000, we acquired of FastForward Networks, Inc. (“FastForward”). See Note 16, Subsequent Event, for a description of this acquisition.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Investment Accounted for Under the Equity Method:

             At September 30, 2000, we held 4,219,854 shares of Series B Preferred Stock purchased at $2.84 per share, representing a 31.6% ownership share of AirFlash, Inc. (“AirFlash”), a global application service provider for the delivery of mobile content and commerce services. The investment is recorded in the consolidated balance sheet under investments in equity securities. As we do not have a financial controlling interest in AirFlash, the investment has been accounted for under the equity method that requires that a proportionate share of their net income or net loss, based on our percentage of ownership, be reflected in our consolidated financial statements.

             Stock Splits:

             In May 1998, our Board of Directors and stockholders approved a two-for-three reverse stock split of our Common Stock.

             In December 1998, and again in December 1999, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of our Common Stock.

             Historical weighted average shares outstanding and loss per share amounts have been restated to reflect all stock splits and the pooling of interests with C2B, Impulse! Buy and WebSpective.

             Reclassifications:

             Certain fiscal 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

             Principles of Consolidation:

             The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

(2)   Summary of Significant Accounting Policies:

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

             Fair Value of Financial Instruments:

             The Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and capital leases are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. The market rate structure of interest rates on notes payable approximates fair value.

             Cash and Cash Equivalents:

             Cash and cash equivalents are stated at cost, which approximates fair value. We include in cash equivalents all highly liquid investments that mature within three months of their purchase date. Cash equivalents consist primarily of high-grade commercial paper, money market funds and debt instruments.

             Restricted Cash:

             Restricted cash includes a cash collateral account maintained under the terms of a lease finance structure agreement for the land and facilities of our corporate headquarters. In accordance with this agreement, we have created and will maintain a cash collateral account that limits the liquidity of $119.6 million of our cash.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Short-Term Investments:

             Short-term investments are comprised primarily of debt and equity securities and are classified as available-for-sale investments. The carrying value of debt and equity securities is adjusted to fair value with a resulting adjustment to stockholders’ equity. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and have been minimal through September 30, 2000. All available-for-sale investments have maturity dates of less than one year.

             Investments in Equity Securities:

             Investments in equity securities include equity investments in both publicly traded and privately held companies. Investments in equity securities included $37.8 million and $5.1 million in companies whose shares were not yet freely tradable at September 30, 2000 and 1999, respectively. These equity investments are accounted for according to Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock, and are recorded at cost and reduced for other than temporary reductions in value.

             Property and Equipment:

             Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three years for computer equipment and five years for furniture and fixtures. Any gains or losses on the disposal of property and equipment are recorded in the period of disposition. Assets held under capital lease and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or remaining lease term. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense.

             Software Development Costs:

             Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility that, for us, is upon completion of a working model. To date, such amounts have been insignificant, and accordingly, we have charged all software development costs to research and development expense.

             Other Income:

             Other income, net includes gains on sales of investments, interest income and expense, foreign exchange gains and losses and losses on asset dispositions. To date, this amount has consisted mostly of interest income and gains on sales of investments. We recorded gains on sales of investments of $3.6 million in fiscal 2000, and interest income of $15.9 million, $6.9 million and $1.2 million in fiscal 2000, 1999 and 1998, respectively.

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

             Impairment of Long-Lived Assets:

             We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires recognition

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of impairment of long-lived assets in the event the net book value of such assets exceeds the future discounted cash flows attributable to such assets. We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

             Revenue Recognition:

             In October 1998, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. SOP No. 97-2, as amended, provides guidance on applying generally accepted accounting principles for software revenue recognition. Based on our interpretation of the requirements of SOP No. 97-2, as amended, application of this statement has not materially impacted our revenues, results of operations or financial position.

             Revenues from Network Products are comprised primarily of license, maintenance, upgrade and distribution fees for our Traffic Server network cache platform, Content Delivery Suite solutions software and Media-IXT. License and distribution fees are typically recognized when the software is delivered and all significant obligations have been met. Maintenance and upgrade revenues are recognized ratably over the life of support and upgrade agreements.

             We generated search services revenues (included in Portal Services revenues) through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, advertising revenue, search and enterprise search license fees and/or maintenance fees. Per-query, hosting and maintenance fees revenues are recognized in the period earned, and advertising revenues are recognized in the period that the advertisement is displayed.

             We generated commerce revenues (included in Portal Services revenues) through a variety of contractual arrangements, consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees and advertising revenues and general service fees from Internet portals and other Web site customers.

             Marketing and Advertising Costs:

             We expense marketing and advertising costs as they are incurred. Expenses for marketing and advertising programs were approximately $18.7 million, $10.2 million, and $3.0 million in the years ended September 30, 2000, 1999, and 1998, respectively.

             Purchased In-Process Research and Development:

             A portion of the purchase price we paid for Ultraseek has been allocated to developed technology and in-process research and development (“ IPRD”). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by Ultraseek concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $4.4 million in fiscal 2000.

             Goodwill and Intangible Assets:

             Goodwill and intangible assets consists of the excess of purchase price paid over the fair market value of acquired companies. Goodwill and intangible assets are amortized using the straight-line method over one to five years, depending on the period of expected benefit. Valuation of goodwill and intangible assets are reassessed periodically to conform to changes in management’s estimates of future performance giving consideration to existing and anticipated economic conditions. Cash flow forecasts used in the evaluation of goodwill and intangible assets are based on trends of historical performance and management’s estimate of future performance.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Accounting for Stock-Based Compensation:

             We account for stock-based compensation agreements in accordance with the provisions of APB No. 25, Accounting for Stock Issues to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, employee compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our stock and the exercise price of options to purchase that stock. Compensation arising from options and warrants issued to non-employees is determined based on a fair value method as prescribed by SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18.

             Comprehensive Income (Loss):

             SFAS No. 130, Reporting Comprehensive Income, requires companies to report foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for the periods ended September 30, 2000, 1999 and 1998 have been included in our Consolidated Statements of Changes in Stockholders’ Equity.

             Net Loss Per Share:

             We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For all fiscal years presented, potentially dilutive stock options and warrants were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive.

             Foreign Currencies:

             We translate into U.S. Dollars the accounts of our foreign subsidiaries using the local currency as the functional currency. The balance sheets of our subsidiaries are translated into U.S. dollars at period end rates of exchange. Revenues and expenses are translated at average rates for the period. The resulting translation adjustments are included in stockholders’ equity under other comprehensive income (loss).

             Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other expense.

             Business Risk and Concentration of Credit Risk:

             We operate in the Internet industry, which is rapidly evolving and intensely competitive.

             Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments (including money market accounts), short-term investments, and accounts receivable. We place our cash, cash equivalents, short-term investments and restricted cash with major financial institutions and such deposits exceed federally insured limits.

             We do not require collateral, and maintain reserves for potential credit losses on customer accounts when deemed necessary. For the year ended September 30, 2000, there were no customers that individually accounted for 10% of all revenue generated and one customer accounted for 14% of accounts receivable at September 30, 2000. For the year ended September 30, 1999, there were no customers that individually accounted for 10% of all revenue generated and two customers accounted for 13% and 34% of accounts receivable at September 30, 1999, respectively. For the year ended September 30, 1998, there were four customers that individually accounted for at least 10% of all revenue generated, two of which also accounted for 22% and 10% of accounts receivable at September 30, 1998, respectively.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Recently Issued Accounting Pronouncements:

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an Amendment of FASB Statement 133. SFAS No. 133, is effective for fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. In conjunction with certain investing activities, we have acquired deri vative securities. The value associated with these derivatives has been minimal. We do not expect the adoption of FAS No. 133 to have a material impact on our financial position or results of operations.

             In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 discusses certain generally accepted accounting principles regarding revenue recognition in financial statements, including the specification of certain criteria that should be met before revenue is recognized. These criteria include: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. In March 2000, the SEC issued SAB No. 101A, Amendment: Revenue Recognition in Financial Statements, and SAB No. 101B, Second Amendment: Revenue Recognition in Financial Statements, to defer for the effective date of implementation of SAB No. 101 until no later t han the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. We adopted SAB No. 101, as amended, in the quarter ending June 30, 2000. The adoption of SAB No. 101, as amended, has not had a material effect on our financial position or results of operations.

             In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN No. 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. FIN No. 44, effective July 1, 2000, clarifies the application of APB No. 25 for matters including: the definition of an employee for purposes of APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material impact on our financial position or results of operations.

(3)   Property and Equipment:

             Property and equipment consists of (in thousands):

	September 30,

	2000	1999

Computer equipment	$84,388	$45,181
Furniture and fixtures	7,632	2,615
Leasehold improvements	20,840	12,057

	112,860	59,853
Less accumulated depreciation and amortization	(29,280)	(16,524)

Property and equipment, net	$83,580	$43,329

             We recognized losses for the abandonment of leasehold improvements and equipment with a net book value of approximately $1,881 due to corporate relocation in fiscal 1999, and $1,045 in fiscal 2000 due to obsolescence. Assets acquired under capitalized lease obligations are included in computer equipment and furniture and fixtures and totaled $16,964 and $13,584 at September 30, 2000 and 1999, respectively.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Income Taxes

	Year Ended September 30,

	2000	1999

Current
Federal	$741	$—
State	225	—
Foreign	860	—

	1,826	—
Deferred	—	—

	$1,826	$—

             The principal items accounting for the difference between the income tax benefits computed using the United States statutory rate and the provision for benefit from income taxes are as follows (in thousands):

	Year Ended September 30,

	2000	1999

Federal tax benefit at statutory rate	$(2,536)	$(8,148)
State taxes, net of federal tax effect	(435)	(1,398)
Research and experimentation credits	(808)	(569)
Acquisition-related costs	1,360	—
Amortization of deferred compensation	466	—
Other	171	—
Change in valuation allowance	3,608	10,115

	$1,826	$—

             Net deferred tax assets (liabilities) comprise (in thousands):

	September 30,

	2000	1999

Net operating loss carryforwards	$10,160	$24,723
Research and experimentation credit carryforwards	3,827	2,524
Other liabilities and reserves	3,729	2,434
Deferred revenue	7,250	171
Property and equipment	1,703	(212)
Acquired technology	5,338	—
Loss from equity investment	649	—
Other	20	67
Valuation allowance	(32,676)	(29,707)

Net deferred tax assets	$—	$—

             Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recognized a valuation allowance against our otherwise recognizable net deferred tax assets.

             At September 30, 2000, we had the following carryforwards available to reduce future taxable income and income taxes (in thousands):

	September 30, 2000

	Federal	State

Net operating loss carryforwards (excluding stock compensation)	$25,966	$22,226
Net operating loss carryforwards (including stock compensation)	$279,281	$131,412
Research and experimentation credit carryforwards	$2,159	$991

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The federal and state net operating loss carryforwards expire through 2019 and 2004, respectively, and the research and experimentation credits expire through 2004.

             For federal and state tax purposes, our net operating loss and research and experimentation credit carryforwards could be subject to certain limitations on annual utilization if certain changes in ownership have occurred, as defined by federal and state tax laws.

(5)   Notes Payable and Line of Credit:

             Notes payable and line of credit comprise (in thousands):

	September 30,

	2000	1999

Bank line (1)	$—	$3,000
Equipment notes (2)	3,806	5,263
Bank term note (3)	—	500
Notes payable (4)	2,718	1,160
Other notes payable (5)	—	150

	6,524	10,073
Less current portion	(5,274)	(5,513)

Notes payable, less current portion	$1,250	$4,560

______________

(1)	At September 30, 1999, we had a subordinated loan with a financing company in which we had the ability to borrow up to $3,000, in minimum installments of $500 each through March 2000 (as of September 30, 1999, the entire $3,000 had been borrowed under the terms of the loan agreement). This loan was assumed as a part of the WebSpective acquisition. The repayment schedule for each installment consisted of nine monthly payments of interest only, followed by 27 monthly payments of principal and interest. The loan was subordinate in right of payment of interest and principal to the equipment line, bore interest at 3.5% over prime (11.75% at September 30, 1999), and was collateralized by substantially all of our assets. The maturity of this loan was accelerated with the change of control of WebSpective in fiscal 2000, and was subsequently paid in full as a part of the closing of the WebSpective acquisition.

(2)	At September 30, 2000, equipment notes include three loans. The first loan for $1,750 has monthly payments of interest only until May 1998 and then is payable in equal monthly payments of $49 plus interest at 0.5% over prime (10% and 8.75% at September 30, 2000 and 1999, respectively) through April 2001. The second loan for $2,000 has monthly payments of $56 plus interest at 0.25% over prime (9.75% and 8.5% at September 30, 2000 and 1999, respectively) and matures in June 2001. The third loan for $4,722 has monthly payments of $139 plus interest at 0.25% over prime (9.75% and 8.5% at September 30, 2000 and 1999, respectively) and matures in June 2002. Two additional loans existed at September 30, 1999. The fourth loan for $185 had equal monthly payments of $5 plus interest at 1% over prime (9.25% at September 30, 1999). The fifth loan for $101 had monthly payments of $3 plus interest at 1% over prime (9.25% at September 30, 1999). The fourth and fifth loans were assumed as part of the WebSpective acquisition. The maturity of these loans was accelerated with the change of control of WebSpective in fiscal 2000, and the loans were subsequently paid in full as a part of the closing of the WebSpective acquisition. The master bank credit agreement requires us to comply with certain financial covenants related to working capital, tangible net worth and debt service and liquidity coverage. Pursuant to the agreement, we may not distribute cash dividends. As of September 30, 2000, we were in compliance with all financial covenants.

(3)	At September 30, 1999, the bank term note of $2,000 was payable in equal monthly payments of $56 plus interest at 0.5% over prime (8.75% at September 30, 1999) through June 2000. The note had collateralization and covenant requirements consistent with the bank line of credit as described above.

(4)	At September 30, 2000, we had an interest-free note payable with a banking institution for $2,718 that was collateralized by an equal amount of our accounts receivable. This note was paid-in-full subsequent to year-end. At September 30, 1999, the notes payable consisted of two notes that were payable in equal monthly payments of $103 and $5 and which included fixed interest of 5.7% and 5.6%, respectively. The notes were

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  paid in full during fiscal 2000 and were collateralized by all equipment purchased with the proceeds from the notes.

(5)	At September 30, 1999, other notes payable were payable in equal monthly payments totaling $20 through March 2000, with a final balloon payment of $60. The notes payments included fixed interest of 18.0%. The notes were collateralized by all equipment purchased with the proceeds from the notes.

             Scheduled maturities of long-term debt at September 30, 2000 are as follows (in thousands):

Years ending:
September 30, 2001	$5,274
September 30, 2002	1,250

$6,524

             The carrying value of notes payable approximated fair value as the related interest rates approximate market rates.

(6)   Accrued Liabilities:

             Accrued liabilities comprise (in thousands):

	September 30,

	2000	1999

Accrued compensation	$25,284	$10,069
Accrued expenses related to international operations	971	1,440
Accrued taxes	1,252	602
Accrued royalties	2,357	514
Accrued legal costs	678	577
Accrued marketing programs	1,707	—
Other accrued liabilities	5,384	1,219

Total accrued liabilities	$37,633	$14,421

(7)   Commitments and Contingencies:

             We have entered into non-cancelable operating leases for office space and equipment and capital leases for equipment with original terms ranging from six months to 15 years. The capital leases are collateralized by their respective underlying assets. The future minimum lease payments under these leases at September 30, 2000 are as follows (in thousands):

	Operating Leases	Capital Leases

Years ending September 30,:
2001	$8,044	$3,801
2002	22,721	1,069
2003	23,106	909
2004	23,569	223
2005	23,599	—
Thereafter	271,532	—

Total minimum lease payments	$372,571	6,002

Less amount representing interest		(615)

Present value of minimum lease payments		5,387
Less current portion		(3,407)

Capital lease obligations, less current portion		$1,980

             In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             In August 2000, we entered into a lease agreement commencing August 24, 2000 for our corporate headquarters in Foster City, California, including all improvements related to this property. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principle value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash. At the end of the lease term, we have the option to buy the building or to extend the lease. We have sublet a portion of our headquarters facilities through July 2004 to various subtenants for an aggregate rental expense offset of $13 million, which is included as an offset to the future operating lease liabilities in the table above.

             Rent expense was approximately $9,620, $3,490, and $1,512 for the years ended September 30, 2000, 1999 and 1998, respectively.

(8)   Stockholders’ Equity:

             In June 1998, our stockholders approved an amendment to our certificate of incorporation authorizing 10 million shares of undesignated Preferred Stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges.

             In June 1998, all 19.5 million shares of our then outstanding Preferred Stock were converted into 52.1 million shares of our Common Stock.

             In fiscal 1998, we raised $47.0 million, net of issuance costs, from an initial public offering of 19.0 million shares of Common Stock and other stock offerings including the issuance of Common Stock for cash, notes, services, and the exercises of Common Stock options and warrants.

             In November 1998 and August 1999, we completed secondary offerings of our Common Stock in which we sold approximately 2.7 million shares raising $88.9 million, and approximately 4.9 million shares raising $216.2 million, respectively, net of issuance costs and underwriters’ discounts. Additionally, in fiscal 1999, we raised $15.0 million through the issuance of approximately 3.7 million shares of Common Stock for cash, notes or services, including for exercise of options and warrants.

             On June 30, 2000, our Board of Directors adopted a Shareholders’ Rights Plan. Under the plan, we issued a dividend of one right for each share of our Common Stock held by stockholders of record as of the close of business on August 21, 2000. The plan was designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction involving us. Each right entitles stockholders to purchase a fractional share of our Preferred Stock for $1,000. The rights are not immediately exercisable and become exercisable only upon the occurrence of certain events. Upon certain other events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for shares of Inktomi or of the third party acquirer having a value of twice the right’s then-current exercise price.

             In fiscal 2000, we raised $70.7 million from the issuance of approximately 5.2 million shares of Common Stock for cash, services, and the exercises of Common Stock options and warrants.

(9)   Deferred Compensation and Other Equity:

             Deferred compensation, and other equity includes (in thousands):

	September 30,

	2000	1999

Deferred compensation	$(1,971)	$(3,364)
Stockholder loans	(84)	(327)

Total deferred compensation and other equity	$(2,055)	$(3,691)

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)   Warrants:

             In fiscal 1998, we issued warrants to a customer and financial providers to purchase shares of our Common Stock.

             In May 1999, a warrant holder elected to exercise its warrant to purchase 801,888 shares of our Common Stock. As a result of a net exercise, we issued 784,234 shares of Common Stock to the warrant holder.

             In September 2000, a warrant holder elected to exercise its warrant to purchase 388,888 shares of our Common Stock. As a result of a net exercise, we issued 364,589 shares of our Common Stock to the warrant holder.

             At September 30, 2000 the following warrants were outstanding:

	Common Stock	Exercise Price	Expiration Date

Common Stock	26,826	$100,061	February 2001
Common Stock	15,838	$86,000	July 2001
Common Stock	13,336	$25,005	August 2001
Common Stock	1,670,804	$142,018	April 2002

Total warrants outstanding	1,726,804	$353,084

             At September 30, 2000, all outstanding warrants were exercisable.

(11)   Stock Options:

             We have adopted various stock option plans and assumed other stock option plans in connection with our acquisitions. These plans generally provide for the grant of stock options to our employees, directors and consultants. Certain options granted to our employees may qualify as “incentive stock options” under applicable tax regulations. Options granted under our stock option plans are generally immediately vested and exercisable, provided however that the shares are subject to repurchase at cost in the event the option ceases to be an employee or provide service, as the case may be. The repurchase right generally lapses over 36 to 50 months. For options that are not exercisable immediately, they generally vest over 36 to 50 months. All options generally have a term of ten years. At September 30, 2000, 24,474,557 shares of Common Stock were reserved for issuance under our primary o n-going stock option plans.

             A summary of the activity under the Plans is set forth below (in thousands, except per share amounts):

	Shares	Exercise Price Per Share	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at September 30, 1998	10,825	$ 0.03–$ 13.44	36,372	$3.36
Granted	7,067	$ 0.40–$ 63.96	242,610	$34.33
Exercised.	(1,894)	$ 0.08–$ 42.38	(6,572)	$3.47
Canceled	(656)	$ 0.11–$ 42.38	(8,528)	$13.00

Outstanding at September 30, 1999	15,342	$ 0.03–$ 63.96	263,882	$17.20
Granted	11,773	$16.92–$211.00	1,136,683	$96.55
Exercised	(3,906)	$ 0.03–$115.06	(65,152)	$16.68
Canceled	(1,625)	$ 0.11–$211.00	(62,969)	$38.75

Outstanding at September 30, 2000	21,584	$ 0.03–$211.00	$1,272,444	$58.95

             At September 30, 2000, there were 1,270,259 shares of Common Stock that were subject to repurchase.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The following table summarizes information with respect to stock options outstanding at September 30, 2000:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at September 30, 2000	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2000	Weighted Average Exercise Price

$ 0.03–$ 4.50	3,998,614	6.44	$0.79	3,998,614	$0.79
$ 11.69–$ 30.81	4,359,625	7.88	$19.32	4,359,625	$19.32
$ 33.75–$ 80.50	5,178,778	8.94	$49.76	5,178,778	$49.76
$ 92.00–$ 99.44	2,196,176	9.51	$92.71	2,196,176	$92.71
$107.00–$128.75	4,687,165	9.75	$115.94	4,687,165	$115.94
$131.00–$211.00	1,163,660	9.59	$155.00	1,163,660	$155.00

             In connection with the completion of our public offerings, stock option grants, and the acquisitions of Ultraseek, WebSpective, C2B and Impulse! Buy, certain options granted in 1999 and 1998 have been considered to be compensatory. Compensation associated with such options for the years ended September 30, 1999 and 1998 was $1,856 and $2,803, respectively. Of these amounts, $1,393 and $819 were charged to operations for the years ended September 30, 2000 and 1999, respectively, and $1,971 will be charged to operations during the remaining period through April 2002.

             The following information concerning the Plans is provided in accordance with SFAS No. 123. We account for all Plans in accordance with APB No. 25 and related interpretations; accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the Common Stock’s fair market value on the date of grant, where the number of options and exercise price are fixed. The difference between the fair value of our Common Stock and the exercise price of the stock option is recorded as deferred stock compensation, and is amortized to compensation expense over the vesting period of the underlying stock option.

             The fair value of each employee and director stock option grant has been estimated using the Black-Scholes Option Pricing Model. The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Utilizing the Black-Scholes Option Pricing Model, the weighted average fair value of employee stock options granted during fiscal 2000, 1999 and 1998 was $86.47, $30.80 and $5.89 per share, respectively. The following assumptions were used in determining the fair value of options granted and wa rrants issued:

	September 30,

	2000	1999	1998

Risk-free interest rates	5.85%–6.83%	4.23%–5.87%	5.47%–6.60%
Expected life	5 years	5 years	5 years
Dividends	0%	0%	0%
Volatility	104%	111%	144%

             The following comprises the pro forma information pursuant to the provisions of SFAS No. 123 (in thousands):

	September 30,

	2000	1999	1998

Net loss—historical	$(9,441)	$(31,130)	$(29,731)
Net loss—pro forma	$(8,048)	$(30,311)	$(29,731)

Basic and diluted net loss per share—historical	$(0.09)	$(0.31)	$(0.38)
Basic and diluted net loss per share—pro forma	$(0.07)	$(0.30)	$(0.38)

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             These pro forma amounts may not be representative of the effects on pro forma net loss for future years as options vest over several years and additional awards are generally made each year.

(12)   Related Party Transactions:

             In August and October 1999, we provided a loan to an employee totaling $2.2 million. The loan was repaid in full in September 2000.

             In March 2000, we provided a loan to an employee totaling $1.5 million. The loan is payable on December 31st of the year of the employee’s separation from the Company and has interest charges of 6.8% per annum.

             We held equity securities as investments in equity securities in certain customers at September 30, 2000 and 1999. These customers comprised $13.2 million of accounts receivable and $30.8 million of revenue as of and for the year ended September 30, 2000, and $1.4 million of accounts receivable and $6.9 million as of and for the year ended September 30, 1999.

(13)   401(k) Profit Sharing Plan:

             In May 1996, we established a 401(k) Profit Sharing Plan (the “401(k) Plan”) which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any plan year. We may make discretionary contributions, but have not made any contributions to the 401(k) Plan since inception.

(14)   Segment Reporting:

             Effective September 30, 1999, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer.

             Our core software products and services are divided into two broad categories: Network Products and Portal Services. Networks Products is composed of three core technologies: the Traffic Server network cache platform, a powerful caching technology that enables frequently accessed information to be stored in and served from dedicated local systems close to the users who use it most often; the Content Delivery Suite, a set of applications that manage the complex task of distributing and tracking content and applications across service provider and enterprise networks; and Media Products, a technology enabling live and on-demand Internet and enterprise broadcasting across service provider and enterprise networks. We also enable a number of value-added services that interoperate with the Traffic Server platform, including content transformation, interactive applications and filtering. Portal Services consists of our Search Solutions, which includes our flagship Internet search engine services and robust licensed enterprise search and categorization software, and Commerce Engine, a high-performance commerce application that enables portals and other Internet destination sites to offer online commerce services through their sites to end users.

             We have two reportable operating segments: Network Products and Portal Services. Network Products consists of Inktomi Traffic Server, Content Delivery Suite and associated applications. Portal Services consists of the Inktomi Search Engine and the Inktomi Commerce Engine. Our reportable segments are organized primarily by technology. Each of these segments is managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases. Our reportable segments are business units that are organized primarily by technology. The reportable segments are each managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases.

             We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction.

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Acquisition-related costs, purchased in-process research and development and amortization of intangibles and other assets are not included in management’s evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies in Note 1. We do not track assets by operating segments.

             Financial information about segments (in thousands):

	For the Year Ended September 30, 2000

	Network Products	Portal Services	Acquisition Related Costs	Purchased In-Process Research and Development	Amortization of Intangibles and Other Assets	Total

Revenues	$152,117	$71,367	$—	$—	$—	$223,484
Operating income (loss).	$26,221	$(27,316)	$(3,999)	$(4,400)	$(13,182)	$(22,676)

	For the Year Ended September 30, 1999

	Network Products	Portal Services	Acquisition Related Costs	Purchased In-Process Research and Development	Amortization of Intangibles and Other Assets	Total

Revenues	$43,242	$30,261	$—	$—	$—	$73,503
Operating loss	$(11,551)	$(23,014)	$(1,110)	$—	$—	$(35,675)

	For the Year Ended September 30, 1998

	Network Products	Portal Services	Acquisition Related Costs	Purchased In-Process Research and Development	Amortization of Intangibles and Other Assets	Total

Revenues	$8,859	$12,476	$—	$—	$—	$21,335
Operating loss	$(17,539)	$(11,682)	$(1,018)	$—	$—	$(30,239)

             For the year ended September 30, 2000, no customers represented over 10% of all Portal Services or Network Products revenue generated. For the year ended September 30, 1999, no customers individually represented over 10% of all Portal Services revenue generated, and two customers represented 16% and 12% of all Network Products revenue generated. For the year ended September 30, 1998, two customers represented 57% and 20% of all Portal Services revenue generated, and two other customers represented 36% and 32% of all Network Products revenue generated.

(15)   Earnings Per Share:

             The following is a reconciliation of the numerator and denominator used to determine basic and diluted earnings per share (“EPS”) (in thousands, except per share amounts):

	For the Year Ended September 30,

	2000	1999	1998

Numerator—Basic and diluted EPS Net loss	$(9,441)	$(31,130)	$(29,731)
Denominator—Basic and diluted EPS Weighted average Common Stock outstanding	110,351	101,262	79,252
Basic and diluted loss per Common share	$(0.09)	$(0.31)	$(0.38)
Dilutive securities outstanding that are not included as their effect would be anti-dilutive.	23,310	17,416	13,699

(16)   Subsequent Event:

             On October 30, 2000, we acquired all of the Common and Preferred Stock of FastForward and assumed all stock options of FastForward in a transaction accounted for as a pooling of interests in which we issued approximately 12.0 million shares of our Common Stock. FastForward had $0.7 million in revenues from inception

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through September 30, 2000. These financial statements do not include the effects of this transaction since it was not consummated until after September 30, 2000. FastForward’s assets consist of intellectual property, cash, receivables, property and equipment, and other tangible and intangible assets that are used in the business of developing and marketing streaming media products. We intend to continue such use of the assets. FastForward raised $88.9  million through various stock issuances since its inception in May 1998, and had net losses from inception to September 30, 2000 of $20.0 million.