Form 10-K/A
period 2000-09-30
INKTOMI CORP
filed 2001-01-02
CIK 1024302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1
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

             This report on Form 10-K and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “expect,” “intend,” “ may,” “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our Network Products and Portal Services; our ability to successfully enter new markets such as the enterprise and Wireless markets; our ability to introduce new products and services and enhance existing products and services to meet customer needs, particularly in the area of on-demand and live streaming media; the possibility of acquiring complementary businesses, products, services and technologies; our ability to expand our sales and distribution capabilities; our focus on both domestic and international markets; and our ability to develop and maintain productive relationships with providers of leading Internet technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Factors Affecting Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

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

Network Products

             Today’s networks are experiencing a rapidly growing user base, diverse network structures including the Internet, enterprise, wireless and satellite, and the need to deliver increasingly complex information including audio and video that must be delivered in live streaming or on-demand formats. Enterprise networks are growing rapidly by moving away from closed systems to open networks, connecting employees, suppliers and customers in locations all over the globe. These challenges are placing a high demand on network providers to control the operating costs of their networks, while offering up-to-date and innovative services. Our Network Products are designed to solve these challenges for our target customers which include organizations that provide Internet access, content distribution, satellite, hosting, wholesale/transit and broadband services, as well as enterprises with large and disperse networks.

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

             Content Delivery Suite. Our Content Delivery Suite is a robust software solution for content and application distribution, delivery and management. As more complex information is delivered to increasing numbers of users, locating content at many delivery points that are geographically closer to end users is important to performance and availability. Our Content Delivery Suite provides all of the tools needed to distribute diverse Internet content across network servers and caches, and to manage and monitor distributed content and applications. The Content Delivery Suite includes the Content Distributor, which proactively distributes and synchronizes content and applications across live servers and caches within global networks combining redundancy and fault tolerance with Traffic Server mirroring to provide a more robust and cost-effective solution, and the Content Manager, which manages and monitors the performance, usage and availability of distributed content in real time. These tools integrate seamlessly with our Traffic Server network cache platform for content storage and the delivery of content services. Together, Content Delivery Suite and Traffic Server are intended to provide a complete infrastructure solution for the distribution, delivery and management of content and applications. We license the Content Delivery Suite based on the number of CPUs running the software and provide upgrade subscriptions, support and maintenance separately.

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

      MediaBridge, a software component designed to deliver live streaming broadcasts with carrier-grade reliability. Media Bridge utilizes an application-level multicasting approach that requires less bandwidth than traditional streaming technologies makes more efficient use of underlying infrastructure and delivers a better quality broadcast to the audience. MediaBridge nodes work in unison to determine the optimal paths for distributing content across the network. Using built-in “smart” capabilities, MediaBridge nodes recognize network congestion and server or link failure and reroutes streams around trouble spots, enabling streaming content delivered to be seamlessly, bypassing node failures and network blackouts. MediaBridge can stream content into any node on the network, from anywhere at anytime, and deliver it wherever the audience is located. It can spread the load across the network, reducing stress so the audience can count on a better quality broadcast, delivered reliably and consistently.
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

             In order for wireless service providers to profit from the increasing use of mobile devices in the face of the declining revenue per user for voice only mobile device users, the wireless service providers must find additional sources of revenue. They are discovering revenue sources in the delivery of email, messaging, mobile commerce and other data. As wireless service providers enter the business of delivering these various forms of data, much of it originating from the Internet, we believe they will encounter similar problems faced by Internet Service Providers and other network providers, including low quality of service, expensive bandwidth usage, lack of scalability and inability to utilize value-added services. We intend to utilize much of the technology we have developed in our Network Products and Portal Services product lines in the development of our wireless platform to address these problems and create a more efficient and flexible revenue generating wireless content delivery system. As of September 30, 2000 our wireless platform remains under development. To date, the revenues from this initiative have been modest.

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

             The market for our Commerce Engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of commerce technologies and services including Frictionless Commerce and InfoSpace, commerce destination sites including Deal Time and mySimon; third party merchant aggregators including Affinia; commerce wallet providers including Brodia and Gator; affiliate services including BeFree and Linkshare; and Internet portals and other captive marketplace Web sites, including Amazon.com, America Online, Excite@Home and Yahoo!. We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve primarily as a technology and infrastructure provider, our customers and partners determine many of these factors, and we have little or no control over them.

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

             Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to Inktomi for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

             We also lease space in Atlanta, Beijing, Boston, Carlsbad (California), Chicago, Dallas, Denver, Frankfurt (Germany), Herndon (Virginia), Irvine (California), Issaquah (Washington), London, Los Angeles, Madrid, Munich, Needham (Massachusetts), New York, Paris, Portland, Redwood Shores (California), San Francisco, Seattle, Seoul, Shanghai and Tokyo. The Herndon, Virginia lease covers approximately 25,000 square feet and expires in August 2005, the London leases cover approximately 22,000 square feet and expire in June 2009 and September 2015, and the Tokyo lease covers approximately 3,500 square feet and expires in April 2001. The San Francisco lease covers approximately 20,000 square feet of office space and was assumed in connection with our acquisition of FastForward. The Needham, Massachusetts lease covers approximately 15,000 square feet and was assumed in connection with our acquisition of WebSpective Software, Inc. The remaining leases are executive office leases and have terms of 12 months or less.

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

             Network Products revenues totaled $152.1 million in fiscal 2000, representing an increase of $108.9 million or 252% over Network Products revenues of $43.2 million in fiscal 1999. The increase was primarily due to increased licenses of the Traffic Server network cache platform and Content Delivery Suite software solution, particularly to network service provider customers in the content delivery, access and backbone markets. These revenues consisted primarily of a small number of multi-million dollar contracts per quarter and several other smaller contracts generally ranging between $0.1 million and $0.5 million. Up-front license revenue generated from direct end-user customers accounted for most of total Network Products revenues. For fiscal 2000, no customers represented over 10% of all Network Products revenue, and for fiscal 1999, two customers represented 16% and 12% of all Network Products revenue.

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

             Our future growth substantially depends on the commercial success of our Traffic Server network cache product, our Content Delivery Suite software solution and our newly acquired Media products. We are targeting several market segments for these products, including telecommunications and backbone carriers, Internet access networks, Internet hosting providers, OEM customers, large enterprise customers, wireless networks and content delivery networks. Our ability to generate substantial and sustained revenues from these products is dependent upon achieving sales penetration in each of these market segments and significantly increasing the number of new and repeat customer transactions, especially within the enterprise market. In this regard, we will need to continue to modify and enhance our products for each of these market segments and establish effective marketing programs (including promotion of the Content Bridge alliance) to augment the sales process. The markets for large-scale network caching, content delivery and streaming media are in their early stages, and we are not sure our target customers will widely adopt and deploy these technologies throughout their networks. Even if they do so, they may not choose our products because they do not include the features they require, they wish to outsource content delivery and streaming media services to a third party vendor rather than directly implement enabling technology in their networks, or for technical, cost, support or other reasons.

Demand for our streaming media products is dependent on increasing availability of media content on networks, the build out of broadband capabilities and the establishment of profitable business models by our customers, among other factors, all which are outside of our control.

             The streaming media market is in its early stages and the amount of appealing streaming content currently available is relatively limited. The amount of streaming content available over public networks and enterprise networks must increase substantially for our potential customers to justify their purchase of our Media Products. Our Media Products are complex which may stall their deployment. Growth in sales of our Media Products in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace for our Media Products. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient demand for our Media Products in the service provider marketplace.

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

             We compete with a number of companies to provide Internet search and directory services and technology. In the services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Goto.com, Infoseek, LookSmart, Netscape Open Directory and Northern Light. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In the software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape. In addition, several large media and other Internet-based companies have made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

             The market for our Commerce Engine application is rapidly evolving and intensely competitive. Our current and potential competitors include other providers of commerce technologies and services including Frictionless Commerce and InfoSpace, commerce destination sites including Deal Time and mySimon; third party merchant aggregators including Affinia; commerce wallet providers including Brodia and Gator; affiliate services including BeFree and Linkshare; and Internet portals and other captive marketplace Web sites, including Amazon.com, America Online, Excite@Home and Yahoo!. We believe the principal factors that will draw end-users to an online commerce application include brand availability, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of content, and reliability and speed of fulfillment for products ordered. Because we serve primarily as a technology and infrastructure provider, our customers and partners determine many of these factors and we have little or no control over them.

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

             We expect that a significant portion of our future revenues will come from licenses of the Traffic Server network cache platform, Content Delivery Suite software solution and our newly acquired Media Products. We further expect that these revenues will come from licenses to a relatively small number of customers. The volume and timing of orders are difficult to predict because the markets for Traffic Server platform, Content Delivery Suite and our Media Products are in their early stages, the sales cycle varies substantially from customer to customer and some customers in our target markets have limited access to capital to fund operational needs. Historically, customer orders during a quarter have consisted of a small number of multi-million dollar deals and several other smaller orders ranging from $0.1 million to $0.5 million. The cancellation or deferral of even a small number of licenses of Traffic Server, Content Delivery Suite or Media Products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

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

             Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grows, the functionality of products in different industry segments overlaps, and more business method patents are submitted to and issued by patent authorities. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. Reengineering a particular product, however, may not be possible or practical. Similarly, these royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2000.

INKTOMI CORPORATION
/s/ David C. Peterschmidt

David C. Peterschmidt Chairman of the Board, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dated indicated.

	Signature	Title	Date

	/s/ David C. Peterschmidt David C. Peterschmidt	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	December 29, 2000

	* Jerry M. Kennelly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 29, 2000

	* Frank Gill	Director	December 29, 2000

	* Alan F. Shugart	Director	December 29, 2000

	* Eric A. Brewer	Director	December 29, 2000

	* John A. Porter	Director	December 29, 2000

	* Fredric W. Harman	Director	December 29, 2000

*	Power of Attorney

By:	/s/ David C. Peterschmidt
David C. Peterschmidt

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

             In July 2000, we acquired Ultraseek, Inc. (“Ultraseek”), a provider of scalable and customizable search and navigation software solutions to businesses for their corporate intranet and extranet sites. Under the terms of the purchase agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Ultraseek in exchange for $3.5 million in cash and 2,512,880 shares of our Common Stock valued at $337.7 million. The transaction was accounted for under the purchase method of accounting. As a part of our Ultraseek acquisition, we recorded a one-time charge for an in-process research and development write-off of $4.4 million. We also recorded goodwill of $319.4 million under intangibles and other assets. We began amortizing this balance in July 2000, and will continue doing so over a period of 60 months. The fiscal 2000 amortization of intangibles and other assets totaled $13.2 million. If Inktomi and Ultraseek were a combined company as of October 1, 1998, the following would have been our pro forma combined financial results (unaudited, in thousands):

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

INKTOMI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Recently Issued Accounting Pronouncements:

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an Amendment of FASB Statement 133. SFAS No. 133, is effective for fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. In conjunction with certain investing activities, we have acquired derivative securities. The value associated with these derivatives has been minimal. We do not expect the adoption of FAS No. 133 to have a material impact on our financial position or results of operations.

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

(11)   Stock Options:

             We have adopted various stock option plans and assumed other stock option plans in connection with our acquisitions. These plans generally provide for the grant of stock options to our employees, directors and consultants. Certain options granted to our employees may qualify as “incentive stock options” under applicable tax regulations. Options granted under our stock option plans are generally immediately vested and exercisable, provided however that the shares are subject to repurchase at cost in the event the option ceases to be an employee or provide service, as the case may be. The repurchase right generally lapses over 36 to 50 months. For options that are not exercisable immediately, they generally vest over 36 to 50 months. All options generally have a term of ten years. At September 30, 2000, 24,474,557 shares of Common Stock were reserved for issuance under our primary on-going stock option plans.

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

	September 30,

	2000	1999	1998

Risk-free interest rates	5.85%–6.83%	4.23%–5.87%	5.47%–6.60%
Expected life	5 years	5 years	5 years
Dividends	0%	0%	0%
Volatility	104%	111%	144%

             The following comprises the pro forma information pursuant to the provisions of SFAS No. 123 (in thousands):

	September 30,

	2000	1999	1998

Net loss—historical	$(9,441)	$(31,130)	$(29,731)
Net loss—pro forma	$(253,763)	$(83,371)	$(39,032)

Basic and diluted net loss per share—historical	$(0.09)	$(0.31)	$(0.38)
Basic and diluted net loss per share—pro forma	$(2.30)	$(0.82)	$(0.49)

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