Form 10-Q
period 2000-12-31
INKTOMI CORP
filed 2001-02-14
CIK 1024302

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                     0-24339
                            (Commission File Number)

                                 --------------


                               INKTOMI CORPORATION
             (Exact name of Registrant as specified in its charter)

                                 --------------

               DELAWARE                               94-3238130
      (State of Incorporation)          (I.R.S. Employer Identification No.)

                             4100 EAST THIRD AVENUE
                          FOSTER CITY, CALIFORNIA 94404
                    (Address of principal executive offices)


                                 (650) 653-2800
              (Registrant's telephone number, including area code)

                                 --------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of January 31, 2001 was 127,553,658.


================================================================================

                               INKTOMI CORPORATION

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
PART I.    FINANCIAL INFORMATION:

           Item 1.   Financial Statements (Unaudited)

                     a) Condensed Consolidated Statements of Operations for the three
                           months ended December 31, 2000 and 1999..........................    3

                     b) Condensed Consolidated Balance Sheets as of December 31, 2000
                           and September 30, 2000...........................................    4

                     c) Condensed Consolidated Statements of Cash Flows for
                           the three months ended December 31, 2000 and 1999................    5

                     d) Notes to Condensed Consolidated Financial Statements................    6

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...............................................   10

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............   22

PART II.   OTHER INFORMATION:

           Item 2.   Changes in Securities and Use of Proceeds..............................   23

           Item 6.   Exhibits and Reports on Form 8-K.......................................   23

           Signature........................................................................   25

        This report on Form 10-Q and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "expect," "intend," "may," "will" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our Network Products and Portal Services; our ability to successfully enter new markets such as the enterprise and Wireless markets; our ability to introduce new products and services and enhance existing products and services to meet customer needs, particularly in the area of on-demand and live streaming media; our ability to expand our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading Internet technologies; and the possibility of acquiring complementary businesses, products, services and technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings "Factors Affecting Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

        Based in Foster City, California, we were incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, "Inktomi," "the Company," "our," "us," "we" and similar expressions refer to Inktomi Corporation and its subsidiaries. Inktomi, Essential to the Internet, Traffic Server, Content Delivery Suite, Content Bridge, Search Everywhere and the tri-colored cube design and other marks are service marks, trademarks and registered trademarks of Inktomi Corporation in the United States and in other countries. All other trademarks, trade names or service marks appearing herein are owned by their respective owners.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               INKTOMI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                       2000           1999
                                                                     ---------       ---------
                                                                            (UNAUDITED)
Revenues
     Network products .........................................      $  54,183       $  22,137
     Portal services ..........................................         26,321          13,990
                                                                     ---------       ---------
         Total revenues .......................................         80,504          36,127

Operating expenses
     Cost of revenues .........................................         10,034           5,921
     Sales and marketing ......................................         47,376          23,159
     Research and development .................................         22,921          11,686
     General and administrative ...............................          5,924           3,992
     Acquisition-related costs ................................         19,497           3,999
     Purchased in-process research and development ............            430              --
     Amortization of intangibles and other assets .............         16,208              --
                                                                     ---------       ---------
         Total operating expenses .............................        122,390          48,757

                                                                     ---------       ---------
Operating loss ................................................        (41,886)        (12,630)

Other income, net .............................................          3,995           3,812
                                                                     ---------       ---------

Pretax loss ...................................................        (37,891)         (8,818)

Income tax provision ..........................................           (216)             --
                                                                     ---------       ---------

Net loss ......................................................      $ (38,107)      $  (8,818)
                                                                     =========       =========

EARNINGS PER SHARE
Basic and diluted net loss per share ..........................      $   (0.31)      $   (0.08)
                                                                     =========       =========

SHARES OUTSTANDING
Shares used in calculating basic and diluted net loss per share        124,452         110,138
                                                                     =========       =========


          See Notes to the Condensed Consolidated Financial Statements

                               INKTOMI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                                                   2000              2000
                                                                                                ------------      -------------
                                                                                                (UNAUDITED)        (RESTATED)
ASSETS
     Current assets
         Cash and cash equivalents .....................................................         $   9,269          $  41,879
         Restricted cash ...............................................................           119,616            119,616
         Short-term investments ........................................................           182,262            176,632
                                                                                                 ---------          ---------
             Total cash and cash equivalents, restricted cash and short-term
                 investments ...........................................................           311,147            338,127
         Accounts receivable, net ......................................................            53,365             50,633
         Prepaid expenses and other current assets .....................................             8,512              7,895
                                                                                                 ---------          ---------
             Total current assets ......................................................           373,024            396,655
     Investments in equity securities ..................................................            52,341            126,598
     Property and equipment, net .......................................................            89,634             85,055
     Other assets ......................................................................           331,914            310,948
                                                                                                 ---------          ---------
             Total assets ..............................................................         $ 846,913          $ 919,256
                                                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
         Accounts payable ..............................................................         $  14,846          $  10,101
         Accrued liabilities ...........................................................            72,456             38,816
         Deferred revenue ..............................................................            44,894             53,774
         Current portion of notes payable ..............................................             2,939              5,307
         Current portion of capital lease obligations ..................................             3,458              3,713
                                                                                                 ---------          ---------
             Total current liabilities .................................................           138,593            111,711
     Notes payable, less current portion ...............................................             1,002              1,261
     Capital lease obligations, less current portion ...................................             1,100              2,487
     Other liabilities .................................................................               342                735
                                                                                                 ---------          ---------
             Total liabilities .........................................................           141,037            116,194

     Stockholders' equity
     Common Stock, $0.001 par value; 300,000 authorized at December 31, 2000 and September 30, 2000; 127,133 outstanding at December 31, 2000
        and 126,649 at September 30, 2000 ..............................................               127                127
     Additional paid-in capital ........................................................           901,281            894,844
     Deferred compensation and other ...................................................           (43,080)           (46,514)
     Accumulated other comprehensive income ............................................            (8,807)            60,143
     Accumulated deficit ...............................................................          (143,645)          (105,538)
                                                                                                 ---------          ---------
             Total stockholders' equity ................................................           705,876            803,062
                                                                                                 ---------          ---------
             Total liabilities and stockholders' equity ................................         $ 846,913          $ 919,256
                                                                                                 =========          =========


          See Notes to the Condensed Consolidated Financial Statements

                               INKTOMI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             FOR THE THREE MONTHS
                                                                                              ENDED DECEMBER 31,
                                                                                          --------------------------
                                                                                            2000              1999
                                                                                          --------          --------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ........................................................................         $(38,107)         $ (8,818)
Adjustments to reconcile net loss to net cash used in operating activities:
     Purchased in-process research and development ..............................              430                --
     Amortization of intangibles and other assets ...............................           16,208                --
     Depreciation and amortization ..............................................            7,794             4,405
     Stock based compensation ...................................................            3,434               805
Changes in assets and liabilities:
     Accounts receivable ........................................................           (2,732)           (3,423)
     Prepaid expenses and other assets ..........................................           (2,318)             (209)
     Accounts payable ...........................................................            4,745            (2,956)
     Accrued liabilities and other ..............................................           33,247             2,329
     Deferred revenue ...........................................................           (8,880)            8,574
                                                                                          --------          --------
         Net cash provided by operating activities ..............................           13,821               707

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment ........................................          (12,373)          (18,042)
     Proceeds from sale of equipment ............................................               --             3,380
     Investments in equity securities, net ......................................            5,627           (21,177)
     Sales (purchases) of short term investments, net ...........................           (5,630)            4,607
     Business acquisition .......................................................          (35,903)               --
                                                                                          --------          --------
         Net cash used in investing activities ..................................          (48,279)          (31,232)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds (payments) on notes payable, net ..................................           (2,627)           (3,744)
     Proceeds (payments) on obligations under capital leases, net ...............           (1,642)            1,518
     Proceeds from notes receivable for stock ...................................               --                66
     Proceeds from exercises of stock options and warrants ......................            6,437             8,182
                                                                                          --------          --------
         Net cash provided by financing activities ..............................            2,168             6,022

     Effect of exchange rates on cash and cash equivalents ......................             (320)              (41)
                                                                                          --------          --------
     Decrease in cash and cash equivalents ......................................          (32,610)          (24,544)
     Cash and cash equivalents at beginning of period ...........................           41,879            87,324
                                                                                          --------          --------
     Cash and cash equivalents at end of period .................................         $  9,269          $ 62,780
                                                                                          ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest .....................................................         $   (212)         $   (465)
                                                                                          ========          ========
     Taxes paid .................................................................         $   (216)         $     --
                                                                                          ========          ========
     Assets acquired under capital leases .......................................         $     --          $  3,599
                                                                                          ========          ========


          See Notes to the Condensed Consolidated Financial Statements

                               INKTOMI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

        Inktomi was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks.

        We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended September 30, 2000 filed with the SEC on January 2, 2001 and our Current Report on Form 8-K dated January 8, 2001.

        The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the quarterly financial information is not audited, the financial statements included herein reflect all normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the three month period ended December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2. ACQUISITIONS

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

        In July 2000, we acquired 100% of all outstanding stock and assumed all stock options of Ultraseek Corporation ("Ultraseek"), a subsidiary of GO.com, the Internet business of The Walt Disney Company, in exchange for $3.5 million in cash and 2,512,880 shares of our Common Stock. Ultraseek operates under our name, and all employees of Ultraseek joined us in the fourth quarter of fiscal 2000. As a result of the acquisition, we recorded purchased in-process research and development charges of $4.4 million and amortization of intangibles and other assets charges of $13.2 million in fiscal 2000. We accounted for the transaction under the purchase method of accounting. This acquisition supports our initiative in the enterprise market enabling us to provide customizable search and navigation software for corporate intranet and extranet sites.

        In October 2000, we acquired FastForward Networks, Inc. ("FastForward"), a developer of software solutions for efficiently enabling streaming media over networks. The transaction was accounted for as a pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of Inktomi and FastForward. The consideration paid for all equity interests in FastForward consisted of approximately 12.0 million shares of our Common Stock. FastForward had $0.7 million in revenues and raised $88.9 million through various stock issuances from its inception in May 1998 through September 30, 2000. We recorded acquisition-related costs of approximately $19.5 million in the three months ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses.

        In December 2000, we acquired various business assets of Adero, Inc. ("Adero") relating to billing, settlement and traffic reporting and licensed other related technologies from Adero. With this transaction, we assumed the role of operator for Content Bridge alliance services. Content Bridge is an alliance of technology and network service providers formed to enable cross-network content distribution and speed the delivery of content from the point of origin to end users. As a result of the acquisition, we recorded goodwill of $35.9 million under Intangibles and Other Assets, which will be amortized on a straight-line basis over the next 60 months, as well as $0.4 million for in-process research and development that was expensed in a one-time charge. We accounted for the transaction under the purchase method of accounting. In the three months ended December 31, 2000, we also recognized installment basis revenue from Adero on an agreement consummated in December 1999.

NOTE 3. INVESTMENT ACCOUNTED FOR UNDER THE EQUITY METHOD

        At December 31, 2000, we held 4,219,854 shares of Series B Preferred Stock purchased at $2.84 per share, representing a 31.6% ownership share of AirFlash, Inc. ("AirFlash"), a global application service provider for the delivery of mobile content and commerce services. The investment is recorded in the Condensed Consolidated Balance Sheet under Investments in Equity Securities. Previously this investment was accounted for under the equity method, which requires that a proportionate share of their net income or net loss, based on our percentage of ownership, be reflected in our consolidated financial statements. We have determined that a more appropriate accounting treatment is to amortize on a straight-line basis over the next 60 months the difference between the cost of our investment in AirFlash and the amount of underlying equity in the net assets of AirFlash.

NOTE 4. CALCULATION OF NET LOSS PER SHARE

        Shares used in computing basic and diluted net loss per share ("EPS") are based on the weighted average shares outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For the three months ended December 31, 2000 and 1999, potentially dilutive stock options and warrants were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive.

NOTE 5. COMPREHENSIVE NET INCOME (LOSS)

        Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The components of comprehensive income are as follows (in thousands):


                                                                    FOR THE THREE MONTHS
                                                                     ENDED DECEMBER 31,
                                                                ----------------------------
                                                                  2000               1999
                                                                ---------          ---------
                                                                         (UNAUDITED)
Net loss ....................................................   $ (38,107)         $  (8,818)
Unrealized gain (loss) on available-for-sale securities .....     (68,630)           242,264
Foreign currency translation loss ...........................        (320)               (41)
                                                                ---------          ---------
Comprehensive net income (loss) .............................   $(107,057)         $ 233,405
                                                                =========          =========

NOTE 6. DERIVATIVES

        In the three months ended December 31, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

        We designate our derivatives based upon criteria established by SFAS No.
133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

        Currently, we do not enter into any foreign exchange forward contracts or any other hedging activities. In conjunction with certain investing activities, we have acquired derivative securities. The value associated with these derivatives has been minimal. There were no other significant derivatives as of December 31, 2000. The adoption of SFAS No. 133 did not have a material impact on our operations or financial position.

NOTE 7. SEGMENT INFORMATION

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

        We have two reportable operating segments: Network Products and Portal Services. Network Products consists of Inktomi Traffic Server, Content Delivery Suite, Media Products, Wireless Products and associated applications. Portal Services consists of Inktomi Search Solutions and the Inktomi Commerce Engine. Our reportable segments are organized primarily by technology. Each of these segments is managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases.

        We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction. Acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, and amortization of deferred compensation expense are not included in management's evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Form 10-K/A for the year ended September 30, 2000, as filed on January 2, 2001. We do not track assets by operating segments.

        Financial information about segments (in thousands):

                                                       FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                ----------------------------------------------------------------------------------------------------
                                                                          PURCHASED
                                                                         IN-PROCESS     AMORTIZATION
                                                        ACQUISITION-       RESEARCH     OF INTANGIBLES    AMORTIZATION
                                 NETWORK     PORTAL       RELATED             AND         AND OTHER        OF DEFERRED
                                PRODUCTS    SERVICES      COSTS          DEVELOPMENT       ASSETS         COMPENSATION      TOTAL
                                --------    ---------   -------------    -----------    --------------    ------------    ----------
                                                                             (UNAUDITED)
Revenues......................  $54,183     $ 26,321      $     --          $  --          $     --          $    --       $ 80,504
Operating income (loss).......  $3,271      $ (5,588)     $(19,497)         $(430)         $(16,208)         $(3,434)      $(41,886)


                                                       FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                ----------------------------------------------------------------------------------------------------
                                                                          PURCHASED
                                                                         IN-PROCESS     AMORTIZATION
                                                        ACQUISITION-       RESEARCH     OF INTANGIBLES    AMORTIZATION
                                 NETWORK     PORTAL       RELATED             AND         AND OTHER        OF DEFERRED
                                PRODUCTS    SERVICES      COSTS          DEVELOPMENT       ASSETS         COMPENSATION      TOTAL
                                --------    ---------   -------------    -----------    --------------    ------------    ----------
                                                                             (UNAUDITED)
Revenues......................  $22,137     $13,990       $     --            $--            $--              $--          $ 36,127
Operating loss................  $(1,491)    $(7,140)      $ (3,999)           $--            $--              $--          $(12,630)

        One customer exceeded 10% of Network Products revenues in the three months ended December 31, 2000 and a different customer exceeded 10% of Network Products revenues in the three months ended December 31, 1999. No customer exceeded 10% of Portal Services revenues in the three months ended December 31, 2000 and one customer exceeded 10% of Portal Services revenues in the three months ended December 31, 1999.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2000, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-19, Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The issue requires derivatives indexed to, and potentially settled in, a company's own stock to be classified in stockholders' equity only if the contract permits the company to settle in unregistered shares (among other requirements). Derivatives outstanding before the effective date of this pronouncement are not impacted until June 30, 2001. Our existing warrants that have been issued under the provisions of EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, will likely need to be carefully evaluated and could lose equity treatment under the provisions of Issue 00-19 as of June 30, 2001. We do not expect the adoption of EITF Issue 00-19 to have a material impact on our financial position or results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 discusses certain generally accepted accounting principles regarding revenue recognition in financial statements, including the specification of certain criteria that should be met before revenue is recognized. These criteria include: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In March 2000, the SEC issued SAB No. 101A, Amendment: Revenue Recognition in Financial Statements, and SAB No. 101B, Second Amendment: Revenue Recognition in Financial Statements, to defer for the effective date of implementation of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. We adopted SAB No. 101, as amended, in the three months ending December 31, 2000. The adoption of SAB No. 101, as amended, has not had a material effect on our financial position or results of operations.

        In November 1999, the SEC issued SAB No. 100, Restructuring and Impairment Charges. SAB No. 100 discusses the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. We adopted SAB No. 100 in the three months ending December 31, 2000. The adoption of SAB No. 100 has not had a material effect on our financial position or results of operations.

NOTE 9. STOCK SPLITS

        In December 1999, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of our Common Stock.

        Historical weighted average shares outstanding and loss per share amounts have been restated to reflect all stock splits and the pooling of interests with WebSpective and FastForward.

NOTE 10. SUBSEQUENT EVENTS

        In January 2001, we signed an agreement to sell our Commerce Engine division to e-centives Inc. ("e-centives") in exchange for up to 19.9 percent of e-centives' outstanding shares of Common Stock, some of which will be earned upon the satisfaction of certain revenue and performance targets. In addition, we will receive a warrant to purchase additional e-centives' Common Stock upon the satisfaction of additional revenue targets. e-centives intends to operate the Commerce Engine division in the San Francisco Bay Area, and the majority of our Commerce Engine division employees are expected to join e-centives. The transaction is subject to satisfaction or waiver of various closing conditions.

        In February 2001, the Inktomi Board of Directors approved an employee retention program. Under the program, all employees (including executive officers and outside directors) have the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted six months and one day from the date the old options are cancelled. The number of shares subject to the new options will be equal to the number of shares subject to the old options, and the exercise price of the new options will be the fair market value of Inktomi Common Stock on the date they are granted. The new options will have the same vesting schedule as the old options and will be immediately exercisable as to vested shares when granted (however new options granted to executive officers and outside directors will lose three months of vesting and be subject to a trading blackout of three months following the grant). The total number of unexercised shares subject to outstanding options as of February 12, 2001 with an exercise price greater than $14.563 (the closing price on such date) was approximately 18.8 million.

        In accordance with accounting rules, stock options granted during the six month period prior to implementation of the option exchange program that are not canceled as part of the program may be subject to variable plan accounting beginning in the fiscal quarter ending March 31, 2001. Inktomi granted options to purchase approximately 6.0 million shares at an average exercise price of $33.90 per share during the six months prior to February 12, 2001, including approximately 3.2 million shares granted in December 2000 at an exercise price of $17.88 per share. Other stock options that may be granted in the six months following implementation of the option exchange program may also be accounted for in this manner. In accordance with GAAP accounting, this will require us to record a non-cash compensation cost for the options until the options are exercised, forfeited or cancelled without replacement. The valuation will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option's issuance date. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the straight-line basis of amortization. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", "may", "will" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Factors Affecting Operating Results" set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

        Our core software products and services are divided into two broad categories: Network Products and Portal Services. Networks Products is composed of three core technologies: the Traffic Server network cache platform, a powerful caching technology that enables frequently accessed information to be stored in and served from dedicated local systems close to the users who use the information most often; the Content Delivery Suite software solution, a set of applications that manage the complex task of distributing and tracking content and applications across service provider and enterprise networks; and Media Products, technologies enabling live and on-demand Internet and enterprise broadcasting across service provider and enterprise networks. Portal Services consists of our Search Solutions, which includes our Internet search engine services and licensed enterprise search and categorization software; and our Commerce Engine, a high-performance commerce application that enables portals and other Internet destination sites to offer online commerce services through their sites to end users.

        Network Products revenues are composed of license, consulting, support and upgrade fees in connection with the Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products and Wireless Products. License fees are generally based on the number of CPUs running the software and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. Consulting, support and upgrade fees are recognized ratably over the service period as the services are performed.

        Portal Services revenues are composed of revenues generated through our Search Solutions and Commerce Engine. We generate revenues from our Search Solutions through a variety of contractual arrangements, which include general service fees, per-query search fees and search service hosting fees, database inclusion fees and search software licensing fees, all of which are recognized in the period earned. Our contracts for our Commerce Engine provide for payments to us consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees, and advertising revenues and general service fees from Internet portals and other Web site customers. To date, revenues from online commerce have consisted primarily of annual infrastructure service fees and non-recurring engineering fees.

        The Network Products segment generated operating income of $3.3 million in the three months ended December 31, 2000, an increase in operating income of $4.8 million over an operating loss of $1.5 million in the comparable period in fiscal 1999. The Portal Services segment generated an operating loss of $5.6 million in the three months ended December 31, 2000, a decrease in operating loss of $1.6 million or 22% over the comparable period in fiscal 1999. The Network Products and Portal Services results exclude acquisition-related costs, purchased in-process research and development and amortization of intangibles and other assets. For additional segment information, refer to Note 7, Segment Information, included in the Notes to the Condensed Consolidated Financial Statements, as presented earlier in this Form 10-Q.

        We have undertaken a broad initiative in the global wireless Internet space. This initiative encompasses our Portal Services and Network Products and is directed at providing the infrastructure software necessary for wireless network operators, Internet portals and global enterprises to deliver the next-generation of mobile data services. To facilitate our entry into the wireless space, we will need to substantially modify our products and services, establish and maintain strategic alliances with a variety of companies, and hire new management, technical, sales and other personnel. We expect to incur significant expenses across all wireless expense categories and expect that revenues from this initiative will be modest for the next few quarters.

        We expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular, to focus on the enterprise market and to support our new wireless initiative. We expect that these expenses coupled with our projections that revenues will be lower for our

Network Products for the foreseeable future will result in a loss of profitability. We will need to significantly increase revenues over current levels to return to profitability in the future. We cannot be sure that this growth will occur.


        In January 2001, subsequent to the date of the financial statements included herein, we signed an agreement to sell our Commerce Engine division to e-centives Inc. ("e-centives") in exchange for up to 19.9 percent of e-centives' outstanding shares of Common Stock, some of which will be earned upon the satisfaction of certain revenue and performance targets. In addition, we will receive a warrant to purchase additional e-centives' Common Stock upon the satisfaction of additional revenue targets. e-centives intends to operate the Commerce Engine division in the San Francisco Bay Area, and the majority of our Commerce Engine division employees are expected to join e-centives. The closing of this transaction is scheduled to occur in the quarter ending March 31, 2001 subject to satisfaction or waiver of various closing conditions. We expect to incur disposition related charges in connection with the transaction.

RESULTS OF OPERATIONS

REVENUES

        Total revenues were $80.5 million in the three months ended December 31, 2000, an increase of $44.4 million or 123% over the comparable period in fiscal 1999, and an increase of $1.2 million or 2% over the preceding quarter ended September 30, 2000. One customer exceeded 10% of total revenues in the three months ended December 31, 2000 and a different customer exceeded 10% of total revenues in the three months ended December 31, 1999. We market and sell our products to customers located in the United States and abroad, both through our direct sales force and through our channel partners. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build-out of our international operations. We expect this variation to continue for the foreseeable future. We have generated most of our revenues through direct sales efforts, except in Asia where our revenues have been principally generated through our channel partners. We will need to expand our existing channel relationships and establish new channel relationships worldwide to broaden our sales reach and revenue opportunities.

        Network Products revenues totaled $54.2 million in the three months ended December 31, 2000, an increase of $32.1 million or 145% over the comparable period in fiscal 1999 and a decrease of $2.6 million or 5% over the preceding quarter ended September 30, 2000. The year-to-year increase was primarily due to increased licenses of Traffic Server and Content Delivery Suite, particularly to network service provider customers in the content delivery, access and backbone markets. The decrease from the prior quarter was due to lower demand for our Traffic Server, Content Delivery Suite and Media-IXT products resulting from the slowing economy and reflecting the early stage nature of our markets, offset partially by licenses of our other Media Products acquired through the FastForward acquisition that closed in October 2000. In the past, several customers purchased our products in a single transaction to satisfy their anticipated requirements for as much as a year or more. As the economy has slowed, many of our target customers have significantly downsized or deferred their network build-outs and are re-evaluating their capital spending and returns on investment. This has impacted the number and size of our sales opportunities and we expect this environment to continue and our Network Products revenues to be lower for the foreseeable future. During the quarter, our Network Products revenues consisted primarily of a small number of multi-million dollar contracts and several other smaller contracts generally ranging between $0.1 million and $0.5 million. Up-front license revenue generated from direct end-user customers accounted for most of total Network Products revenues. One customer exceeded 10% of Network Products revenues in the three months ended December 31, 2000 and a different customer exceeded 10% of Network Products revenues in the three months ended December 31, 1999.

        Portal Services revenues totaled $26.3 million in the three months ended December 31, 2000, an increase of $12.3 million or 88% over the comparable period in fiscal 1999 and an increase of $3.8 million or 17% over the preceding quarter ended September 30, 2000. Most of the year-to-year and quarter-to-quarter increases resulted mainly from an increase in sales of our Search Solutions to the enterprise market. Of the total Portal Services revenues for the three months ended December 31, 2000, $21.2 million were derived from Inktomi Search Solutions, and $5.1 million were derived from the Inktomi Commerce Engine. No customer exceeded 10% of Portal Services revenues in the three months ended December 31, 2000 and one customer exceeded 10% of Portal Services revenues in the three months ended December 31, 1999.

        During the three months ended December 31, 2000 and 1999, we recognized revenues of approximately $16.2 million and nil, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the three months ended December 31, 2000, we recognized installment basis revenue from Adero on an agreement consummated in December 1999. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

EXPENSES

        Operating expenses include cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses, acquisition-related expenses, purchased in-process research and development and amortization of intangibles and other assets. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs. As we grow our businesses, we expect our total costs per employee to increase, which along with increased headcount will increase our expenses in absolute dollars.

        We are subject to employer payroll taxes on gains on certain employee stock options. At December 29, 2000, our stock price closed at $17.88 per share. Had our employees exercised all of these options on December 29, 2000 at that price, we would have been subject to payroll taxes on gains realized by our employees of $0.8 million on vested options and $4.0 million on unvested options. These amounts would be charged to operations in the period the options are exercised. Should a significant number of our employees choose to exercise options, or if our stock price increases significantly, our quarterly results of operations would be adversely affected.

        In connection with the completion of our public offerings, stock option grants, and our business acquisitions, certain options granted in 2000 and 1999 have been considered to be compensatory. Compensation associated with such options was $3.4 million and $0.8 million for the quarter ending December 31, 2000 and December 31, 1999 respectively. At December 31, 2000, a balance of $43.0 million in deferred compensation remained and will be charged to operations through 2004.

COST OF REVENUES

        Cost of revenues consists primarily of expenses related to the operation of our search and commerce services, primarily depreciation, network and hosting charges, as well as royalties for our Media-IXT application. Cost of revenues was $10.0 million in the three months ended December 31, 2000, an increase of $4.1 million or 69% over the comparable period in fiscal 1999, but representing a decrease from 16% to 13% of cost of revenues as a percentage of revenue over the comparable period in fiscal 1999. The increase in absolute dollars was due primarily to additional depreciation, network and hosting charges resulting from expansions of our data centers in the United States and abroad during fiscal 2000 and 1999 and royalties on Media-IXT. We expect cost of revenues to remain flat or decline slightly from the previous quarter reflecting the disposition of our Commerce Engine division and anticipated lower revenues and corresponding lower royalty obligations related to our Network Products business.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff as well as expenses related to our marketing programs, including trade shows and advertising. Sales and marketing expenses were $47.4 million in the three months ended December 31, 2000, an increase of $24.2 million or 105% over the comparable period of fiscal 1999. This increase was primarily due to an increase in the number of sales and marketing personnel, increased sales commissions and additional marketing programs, including the initiation of a branding campaign. We expect that sales and marketing expenses will remain flat or decline slightly from the previous quarter reflecting anticipated reduced sales commissions and a slowing of our marketing and advertising expenditures in the near term.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $22.9 million in the three months ended December 31, 2000, an increase of $11.2 million or 96% over the comparable period of fiscal 1999. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our

Search Solutions and Network Products businesses, online commerce development, and increases in quality assurance, technical support and technical publications personnel. We believe significant investments in research and development is essential to our future success and expect that research and development expenses will increase in future periods, although they may decline slightly in the near term reflecting the disposition of our Commerce Engine division.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including accounting, facilities, finance, human resources and legal. General and administrative expenses totaled $5.9 million in the three months ended December 31, 2000, an increase of $1.9 million or 48% over the comparable period of fiscal 1999. This increase was due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our corporate headquarters in Foster City, California. We expect general and administrative expenses to remain flat or decline slightly from the previous quarter reflecting recently initiated expense savings programs and slowing growth in the number of general and administrative personnel.

ACQUISITION-RELATED COSTS

        As a result of our FastForward acquisition in October 2000 and our WebSpective acquisition in October 1999, we recorded acquisition-related costs of $19.5 million and $4.0 million in the three months ended December 31, 2000 and 1999, respectively, primarily for investment banking fees, accounting, legal and other expenses. As of December 31, 2000, $11.6 million in accrued liabilities related to acquisition-related costs remained outstanding.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

        A portion of the purchase price we paid for various assets of Adero have been allocated to developed technology and in-process research and development ("IPRD"). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by the acquired companies concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $0.4 million in the three months ended December 31, 2000.

AMORTIZATION OF INTANGIBLES AND OTHER ASSETS

        Amortization of intangibles and other assets included in operating expenses was $16.2 million and nil in the three months ended December 31, 2000 and 1999, respectively. Amortization of intangibles and other assets primarily relates to our purchase acquisition of Ultraseek.

OTHER INCOME, NET

        Other income, net includes interest on our cash and cash equivalents, restricted cash and short-term investments, less expenses related to our debt and capital lease obligations and foreign exchange losses. Other income, net totaled $4.0 million in the three months ended December 31, 2000, an increase of $0.2 million or 5% over the comparable period of fiscal 1999. Most of this increase was generated from $6.2 million in interest income in the three months ended December 31, 2000, offset by a $1.6 million impairment against our investments in equity securities, interest charges of $0.2 million and a foreign exchange loss of $0.3 million in the three months ended December 31, 2000.

INCOME TAX PROVISION

        Our income taxes for the three months ended December 31, 2000 were $0.2 million. Our effective income tax rate may change during the remainder of fiscal 2001 if operating results differ significantly from current projections.

NET LOSS

        We recorded a net loss of $38.1 million or $0.31 per share in the three months ended December 31, 2000, compared to a net loss of $8.8 million or $0.08 per share, in the three months ended December 31, 1999. The results for the three months ended December 31, 2000 include non-recurring acquisition-related costs of $19.5 million incurred in connection with the acquisition of FastForward, $0.4 million in non-recurring purchased IPRD charges from the acquisition of various assets of Adero and $16.2 million in amortization of intangibles and other assets related to our goodwill from the acquisition of Ultraseek. We generated net income of $1.0 million or $0.01 per share in the three months ended December 31, 2000, excluding amortization of deferred compensation, acquisition-related charges, purchased IPRD and amortization of intangibles and other assets.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents, restricted cash and short-term investments totaled $311.1 million at December 31, 2000, a decrease of $27.0 million or 8% from $338.1 million at fiscal year-end September 30, 2000. Most of the decrease came from cash used in investing activities, including; purchase of equipment and goodwill associated with the acquisition of Adero, offset by proceeds from exercises of stock options and increased accrued liabilities.

        Investments in equity securities totaled $52.3 million at December 31, 2000, a decrease of $74.3 million or 59% from $126.6 million at fiscal year-end September 30, 2000, primarily due to the decrease in value of the securities of the Internet companies that comprise our equity investment portfolio. Our investments that have readily determinable fair values are marked-to-market with any change from cost or prior value as an adjustment to stockholders' equity. Other strategic investments in equity securities are carried at cost. All of our investments in equity securities are comprised of strategic investments in Internet companies. Internet stock values are volatile and therefore our investments in equity securities balance may fluctuate significantly in the future. We expect to continue such investments during the upcoming fiscal year.

        We generated $13.8 million in cash from operations in the three months ended December 31, 2000. This compares to $0.7 million generated from operations in the comparable period in fiscal 1999. The increase in cash from operations was primarily due to a $38.0 million increase in our accounts payable and accrued liabilities, a significant portion of which was related to liabilities assumed in our acquisition of various business assets of Adero. This amount was partially offset by decreases in deferred revenue, accounts receivable and prepaids and other assets.

        We have made significant investments in property and equipment since inception. These investments consist largely of computer servers, workstations, networking equipment and leasehold improvements associated with our corporate headquarters in Foster City, California. We invested $12.4 million and $18.0 million in the three months ended December 31, 2000 and 1999, respectively, primarily for leasehold improvements and computer equipment.

        From time to time, we have used debt and leases to partially finance capital purchases. At December 31, 2000, we had $8.5 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $3.9 million of our debt at December 31, 2000 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

        In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. We expect to undertake significant capital improvements on this property.

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

        Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, the extent and timing of investments, acquisition costs, and other factors. We expect to devote capital resources to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities, all consistent with our revenue opportunities.

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE SUCCESS OF OUR TRAFFIC SERVER PRODUCT, CONTENT DELIVERY SUITE AND MEDIA PRODUCTS.

        Our future growth substantially depends on the commercial success of our Traffic Server network cache product, our Content Delivery Suite software solution and our Media Products. We are targeting several market segments for these products, including telecommunications and backbone carriers, Internet access networks, Internet hosting providers, OEM customers, large enterprise customers, wireless networks and content delivery networks. Our ability to generate substantial and sustained revenues from these products is dependent upon achieving sales penetration in each of these market segments and significantly increasing the number of new and repeat customer transactions, especially within the enterprise market. In this regard, we will need to continue to modify and enhance our products for each of these market segments and establish effective marketing programs (including promotion of the Content Bridge alliance) to augment the sales process. The markets for large-scale network caching, content delivery and streaming media are in their early stages. Demand for these technologies can be subject to substantial quarterly fluctuations and customers are increasingly applying stringent criteria to purchase decisions. We are not sure our target customers will widely adopt and deploy these technologies throughout their networks. Even if they do so, they may not choose our products because they do not include the features they require, they wish to outsource content delivery and streaming media services to a third party vendor rather than directly implement enabling such technology in their networks, or for technical, cost, support or other reasons.

DEMAND FOR OUR STREAMING MEDIA PRODUCTS IS DEPENDENT ON INCREASING AVAILABILITY OF MEDIA CONTENT ON NETWORKS, THE BUILD OUT OF BROADBAND CAPABILITIES AND THE ESTABLISHMENT OF PROFITABLE BUSINESS MODELS BY OUR CUSTOMERS, AMONG OTHER FACTORS, ALL WHICH ARE OUTSIDE OF OUR CONTROL.

        The streaming media market is in its early stages and the amount of appealing streaming content currently available is relatively limited. The amount of streaming content available over public networks and enterprise networks must increase substantially for our potential customers to justify their purchase of our Media Products. Our Media Products are complex which may limit their market acceptance and deployment. Growth in sales of our Media Products in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace for our Media Products. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient demand for our Media Products in the service provider marketplace.

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

        We directly compete against several companies in the network cache, content delivery and streaming media markets, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks, Spyglass and Volera. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our Network Products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

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

THE INTERNET INFRASTRUCTURE MARKET IS RAPIDLY CHANGING AND WE MUST DEVELOP, ACQUIRE, AND INTRODUCE NEW PRODUCTS AND TECHNOLOGIES TO CONTINUE TO GROW OUR REVENUES AND REMAIN COMPETITIVE.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

        We expect that a significant portion of our future revenues will come from licenses of the Traffic Server network cache platform, Content Delivery Suite software solution and our Media Products. We further expect that these revenues will come from licenses to a relatively small number of customers. The volume and timing of orders are difficult to predict because the markets for Traffic Server, Content Delivery Suite and our Media Products are in their early stages, the sales cycle varies substantially from customer to customer. In addition, many customers in our target markets are scrutinizing their capital spending budgets in light of the slowing economy, and other customers have limited access to capital to fund operational needs. These companies are shifting their buying patterns as a result, taking a more cautious and measured approach to their network build-out plans. Historically, customer orders during a quarter have consisted of a small number of multi-million dollar deals and several other smaller orders ranging from $0.1 million to $0.5 million. The cancellation, deferral or reduction of even a small number of licenses of Traffic Server, Content Delivery Suite or Media Products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

        Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. We plan to support our entry into the Wireless market, expand our sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons already discussed or for any other reason could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

        Due to these factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future three months, our operating results may be below the expectations of public market analysts or investors, and the price of our Common Stock may fall.

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

        In addition, our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical expertise in the computer network and telecommunications industry. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take several quarters before our distribution partners will develop the expertise and skills necessary to effectively sell our products. We cannot be sure that we will be successful in signing up the desired distribution partners or that our distribution partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

THE LOSS OF A KEY CUSTOMER COULD ADVERSELY AFFECT OUR REVENUES AND BE PERCEIVED AS A LOSS OF MOMENTUM IN OUR BUSINESS.

        We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract or a failure to meet performance requirements, or in the case of our Search Engine business if there is a decline in usage of any customer's search service, our revenues would be adversely affected. Our potential customers and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE GROWING AND CHANGING OPERATIONS.

        Our ability to offer products and services and implement our business plan in a rapidly evolving market successfully requires an effective planning and management process. We have substantially increased the scope of our operations in recent quarters, both domestically and internationally, and have grown our headcount considerably. We have acquired and assimilated various companies over the past several quarters and recently entered into an agreement to divest our Commerce Engine business. The economy has slowed and many of our customers are taking a more cautious and measured approach to their network build-outs. This environment has placed, and our anticipated future operations will continue to place, a significant strain on our management systems, personnel and other resources. To be successful, we will need to continue to improve our financial and managerial controls and reporting systems and procedures, enhance our internal and external security systems, and continue to expand, train and manage our work force worldwide.

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

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

        Our primary asset is the intellectual capabilities of our employees. We are therefore dependent on recruiting and retaining a strong team of personnel across all functional areas. Competition for these individuals is intense, and we may not be able to attract or retain the highly qualified personnel necessary for our success. Our employment relationships are generally at-will. If any of our officers or key employees were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our officers and key employees have reached or will soon reach the four-year anniversary of their hiring date and will be fully vested in their initial stock option grants. While our officers and key employees are typically granted additional stock options to provide additional incentive to remain with us, the initial option grant is typically the largest and an employee may be more likely to leave us upon completion of the vesting period for the initial option grant. We do not have key person life insurance policies covering any of our employees other than our Chief Executive Officer.

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

WE HAVE ENTERED INTO AN AGREEMENT TO SELL OUR COMMERCE ENGINE DIVISION, THE CLOSING OF WHICH IS SUBJECT TO A NUMBER OF CONDITIONS PRECEDENT; IF THE TRANSACTION DOES NOT CLOSE FOR ANY REASON, WE WILL INCUR SUBSTANTIAL COSTS IN LOCATING A NEW BUYER OR WINDING DOWN THE OPERATION.

        In January 2001, we signed an agreement to sell our Commerce Engine division to e-centives in exchange for up to 19.9 percent of e-centives' outstanding shares of Common Stock, some of which will be earned upon the satisfaction of certain revenue and performance targets. In addition, we will receive a warrant to purchase additional e-centives' Common Stock upon the satisfaction of additional revenue targets. The transaction is expected to close in the quarter ending March 31, 2001, subject to satisfaction or waiver of various closing conditions. If the transaction fails to close for any reason, we would need to continue to run the business while we locate a new buyer, or alternatively wind the business down and liquidate or redeploy the assets. In either case, we would incur substantial expenses, management would be distracted and the terms and conditions of the disposition may be extremely unfavorable.

ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR CHARTER AND UNDER DELAWARE LAW COULD IMPAIR A TAKEOVER ATTEMPT.

        We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our Common Stock. These provisions, in addition to provisions contained in our charter, may have the effect of deterring hostile takeovers or delaying changes in our control or management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In October 2000, we acquired FastForward through the issuance of approximately 12.0 million shares of our Common Stock in exchange for all its equity interests. The shares were issued pursuant to an exemption under Section 3(a)(10) of the Securities Act of 1933, as amended. The terms and conditions of such issuances were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by law to grant such approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
---------     --------
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

10.2 (17)     1998 Stock Plan and form of agreement thereunder.

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

EXHIBIT
NUMBER        DESCRIPTION
---------     --------
10.19 (17)    1998 Nonstatutory Stock Option Plan and form of agreement thereunder.

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

10.26 (17)    Amendment to 1996 Equity Incentive Plan.

10.27 (17)    Amendment to C2B Technologies 1997 Stock Plan

10.28 (17)    Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.

10.29 (17)    Amendment to WebSpective Software, Inc. 1997 Stock Plan.

10.30 (16)    FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.

10.31         Amendment to the Ultraseek Stock Option Plan.

10.32         Amendment to the FastForward Networks, Inc. 1998 Stock Plan.


---------------

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

 (11) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

 (12) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on August 1, 2000.

 (13) Incorporated by reference from Inktomi's Current Report on Form 8-A filed with the Commission on August 11, 2000.

 (14) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-42102).

 (15) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

 (16) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-49874).

 (17) Incorporated by reference from Inktomi's Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.


  * Treatment has been requested for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

        On January 8, 2001, the Company filed a report on Form 8-K/A, which amends the Form 8-K previously filed on November 8, 2000. The original Form 8-K announced the completion of our acquisition of FastForward and included its press release regarding such transaction therein. The Form 8-K/A included supplementary consolidated financial statements for the fiscal years ended September 30, 2000 and 1999 and the three years ended September 30, 2000 and the accompanying supplementary notes which reflect our financial position and the results of operations as if FastForward, which was accounted for as pooling of interests, as if it was our wholly-owned subsidiary since inception.


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


                                            Inktomi Corporation


Date: February 14, 2001                 By: /s/  JERRY M. KENNELLY
                                            ------------------------------------
                                            Jerry M. Kennelly,
                                            Executive Vice President and Chief
                                            Financial Officer (duly authorized
                                            officer and principal financial
                                            officer)

                                INDEX TO EXHIBITS


(a) EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
---------     --------
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

10.2 (17)     1998 Stock Plan and form of agreement thereunder.

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

10.19 (17)    1998 Nonstatutory Stock Option Plan and form of agreement thereunder.

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

10.23 (8)     Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.

EXHIBIT
NUMBER        DESCRIPTION
---------     --------
10.24 (9)     WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.


10.25 (7)     Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc.
              stockholders (included in Exhibit 2.3).

10.26 (17)    Amendment to 1996 Equity Incentive Plan. 10.27-(17) Amendment to C2B Technologies 1997 Stock Plan

10.28 (17)    Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.

10.29 (17)    Amendment to WebSpective Software, Inc. 1997 Stock Plan.

10.30 (16)    FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.

10.31         Amendment to the Ultraseek Stock Option Plan.

10.32         Amendment to the FastForward Networks, Inc. 1998 Stock Plan.


---------------

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

 (11) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

 (12) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on August 1, 2000.

 (13) Incorporated by reference from Inktomi's Current Report on Form 8-A filed with the Commission on August 11, 2000.

 (14) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-42102).

 (15) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

 (16) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-49874).

 (17) Incorporated by reference from Inktomi's Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.



  * Treatment has been requested for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.