Form 10-Q
period 2001-03-31
INKTOMI CORP
filed 2001-05-14
CIK 1024302

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

Yes [X]  No [ ]

        The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of April 30, 2001 was 127,942,405.


================================================================================

                               INKTOMI CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


                                                                                                                  PAGE
                                                                                                                  ----
PART I. FINANCIAL INFORMATION:

        Item 1. Financial Statements (Unaudited)

                a) Condensed Consolidated Statements of Operations for the three
                     months and six months ended March 31, 2001 and 2000........................................    3

                b) Condensed Consolidated Balance Sheets as of March 31, 2001
                     and September 30, 2000.....................................................................    4

                c) Condensed Consolidated Statements of Cash Flows for
                     the six months ended March 31, 2001 and 2000...............................................    5

                d) Notes to Condensed Consolidated Financial Statements.........................................    6

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......    11

            Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................    22

PART II.  OTHER INFORMATION:

            Item 4. Submission of Matters to a Vote of Shareholders.............................................    23

            Item 6. Exhibits and Reports on Form 8-K............................................................    24

            Signature...........................................................................................    26

        This report on Form 10-Q and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "expect," "intend," "may," "will" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business, including our Network Products and Portal Services businesses; our ability to successfully enter new markets such as the enterprise, wireless and content networking markets; our ability to introduce new products and services and enhance existing products and services to meet customer needs, particularly in the area of on-demand and live streaming media; our expected expenses for future periods; our ability to expand our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading network technologies; and the possibility of acquiring complementary businesses, products, services and technologies. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings "Factors Affecting Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

        Based in Foster City, California, we were incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, "Inktomi," "the Company," "our," "us," "we" and similar expressions refer to Inktomi Corporation and its subsidiaries. Inktomi, Essential to the Internet, Traffic Server, Content Delivery Suite, Content Bridge, Search Everywhere, Media-IXT and the tri-colored cube design and other marks are service marks, trademarks or registered trademarks of Inktomi Corporation in the United States and in other countries. All other trademarks, trade names or service marks appearing herein are owned by their respective owners.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               INKTOMI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 FOR THE THREE                         FOR THE SIX
                                                                  MONTHS ENDED                        MONTHS ENDED
                                                                    MARCH 31,                           MARCH 31,
                                                           ---------------------------         ---------------------------
                                                             2001              2000              2001              2000
                                                           ---------         ---------         ---------         ---------
                                                                   (UNAUDITED)                         (UNAUDITED)
Revenues
      Network products ................................    $  16,473         $  30,792         $  70,656         $  52,929
      Portal services .................................       23,012            16,477            49,333            30,467
                                                           ---------         ---------         ---------         ---------
         Total revenues ...............................       39,485            47,269           119,989            83,396

Operating expenses
      Cost of revenues ................................        9,111             6,855            19,145            12,776
      Sales and marketing .............................       40,500            28,645            87,876            51,804
      Research and development ........................       23,956            13,986            46,877            25,672
      General and administrative ......................        6,812             4,621            12,736             8,613
      Acquisition-related costs .......................           --                --            19,497             3,999
      Purchased in-process research and development ...           --                --               430                --
      Amortization of intangibles and other assets ....       19,308                --            35,516                --
                                                           ---------         ---------         ---------         ---------
         Total operating expenses .....................       99,687            54,107           222,077           102,864
                                                           ---------         ---------         ---------         ---------
Operating loss ........................................      (60,202)           (6,838)         (102,088)          (19,468)

Other income, net .....................................        2,320             3,757             6,315             7,569
                                                           ---------         ---------         ---------         ---------

Pretax loss ...........................................      (57,882)           (3,081)          (95,773)          (11,899)

Income tax provision ..................................         (436)               --              (652)               --
                                                           ---------         ---------         ---------         ---------

Net loss ..............................................    $ (58,318)        $  (3,081)        $ (96,425)        $ (11,899)
                                                           =========         =========         =========         =========

Earnings per share
Basic and diluted net loss per share ..................    $   (0.46)        $   (0.03)        $   (0.77)        $   (0.11)
                                                           =========         =========         =========         =========

Shares outstanding
Shares used in calculating basic and
   diluted net loss per share .........................      125,731           111,602           125,188           111,216
                                                           ---------         ---------         ---------         ---------



          See Notes to the Condensed Consolidated Financial Statements

                               INKTOMI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         MARCH 31, 2001   SEPTEMBER 30, 2000
                                                                                         --------------   ------------------
                                                                                           (UNAUDITED)        (RESTATED)
ASSETS
   Current assets
      Cash and cash equivalents .........................................................   $  14,529         $  41,879
      Restricted cash ...................................................................     128,957           119,616
      Short-term investments ............................................................     128,271           176,632
                                                                                            ---------         ---------
         Total cash and cash equivalents, restricted cash and short-term investments.....     271,757           338,127
      Accounts receivable, net ..........................................................      30,997            50,633
      Prepaid expenses  and other current assets ........................................       9,054             7,895
                                                                                            ---------         ---------
         Total current assets ...........................................................     311,808           396,655
   Investments in equity securities .....................................................      47,426           117,898
   Property and equipment, net ..........................................................      79,506            85,055
   Intangibles and other assets .........................................................     326,665           319,648
                                                                                            ---------         ---------
         Total assets ...................................................................   $ 765,405         $ 919,256
                                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable ..................................................................   $  15,272         $  10,101
      Accrued liabilities ...............................................................      63,572            38,816
      Deferred revenue ..................................................................      39,282            53,774
      Current portion of notes payable ..................................................       7,500             5,307
      Current portion of capital lease obligations ......................................       3,208             3,713
                                                                                            ---------         ---------
         Total current liabilities ......................................................     128,834           111,711
   Notes payable, less current portion ..................................................         481             1,261
   Capital lease obligations, less current portion ......................................       1,418             2,487
   Other liabilities ....................................................................         307               735
                                                                                            ---------         ---------
         Total liabilities ..............................................................     131,040           116,194

   Stockholders' equity
   Common Stock, $0.001 par value; 1,500,000 authorized at
      March 31, 2001 and September 30, 2000; 127,687 outstanding at
      March 31, 2001 and 126,649 at September 30, 2000 ..................................         128               127
   Additional paid-in capital ...........................................................     892,044           894,844
   Deferred stock compensation and other ................................................     (30,107)          (46,514)
   Accumulated other comprehensive income ...............................................     (25,737)           60,143
   Accumulated deficit ..................................................................    (201,963)         (105,538)
                                                                                            ---------         ---------
         Total stockholders' equity .....................................................     634,365           803,062
                                                                                            ---------         ---------
         Total liabilities and stockholders' equity .....................................   $ 765,405         $ 919,256
                                                                                            =========         =========



          See Notes to the Condensed Consolidated Financial Statements

                               INKTOMI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  FOR THE SIX MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                 ---------------------------
                                                                                                   2001              2000
                                                                                                 ---------         ---------
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................................        $ (96,425)        $ (11,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization ........................................................           52,247             9,916
   Stock based compensation .............................................................            6,664               801
Changes in assets and liabilities:
   Accounts receivable ..................................................................           19,636           (10,203)
   Prepaid expenses and other assets ....................................................           (8,219)           (6,022)
   Accounts payable .....................................................................            5,171                21
   Accrued liabilities and other ........................................................           24,328            10,772
   Deferred revenue .....................................................................          (14,492)           26,084
                                                                                                 ---------         ---------
      Net cash provided by (used in) operating activities ...............................          (11,090)           19,470

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ..................................................          (21,752)          (35,101)
   Proceeds from sale of equipment ......................................................               --             3,380
   Investments in equity securities, net ................................................           (4,247)          (45,173)
   Sales of short-term investments, net .................................................           39,225            48,732
   Business acquisition .................................................................          (35,903)               --
                                                                                                 ---------         ---------
      Net cash used in investing activities .............................................          (22,677)          (28,162)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) on notes payable .................................................            1,413            (5,219)
   Proceeds (payments) on obligations under capital leases, net .........................           (1,574)            1,193
   Proceeds from notes receivable for stock .............................................               65               309
   Proceeds from exercises of stock options and warrants ................................            6,879            36,895
                                                                                                 ---------         ---------
      Net cash provided by financing activities .........................................            6,783            33,178

   Effect of exchange rates on cash and cash equivalents ................................             (366)             (242)
                                                                                                 ---------         ---------
   Increase (decrease) in cash and cash equivalents .....................................          (27,350)           24,244
   Cash and cash equivalents at beginning of period .....................................           41,879            87,324
                                                                                                 ---------         ---------
   Cash and cash equivalents at end of period ...........................................        $  14,529         $ 111,568
                                                                                                 =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest ...............................................................        $  (1,195)        $  (1,364)
                                                                                                 =========         =========
   Taxes paid ...........................................................................        $    (652)        $      --
                                                                                                 =========         =========
   Assets acquired under capital leases .................................................        $     995         $   3,778
                                                                                                 =========         =========



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

        We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended September 30, 2000 filed with the SEC on January 2, 2001 and our Current Report on Form 8-K dated April 12, 2001. The Condensed Consolidated Balance Sheet as of September 30, 2000 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States. Such disclosures are contained in our Annual Report on Form 10-K/A.

        The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the quarterly financial information is not audited, the financial statements included herein reflect all normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the quarter and six month periods ended March 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2.  ACQUISITIONS

        In October 2000, we acquired FastForward Networks, Inc. ("FastForward"), a developer of software solutions for efficiently enabling streaming media over networks, in exchange for approximately 12.0 million shares of our Common Stock. The transaction was accounted for as a pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of FastForward and Inktomi. FastForward had $0.7 million in revenues and raised $88.9 million through various stock issuances from its inception in May 1998 through September 30, 2000. We recorded acquisition-related costs of approximately $19.5 million in the three months ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses.

        In December 2000, we acquired various business assets of Adero, Inc. ("Adero") relating to billing, settlement and traffic reporting and licensed other related technologies from Adero. With this transaction, we assumed the role of operator for Content Bridge alliance services. Content Bridge is an alliance of technology and network service providers formed to enable cross-network content distribution and speed the delivery of content from the point of origin to end users. As a result of the acquisition, we recorded goodwill of $35.9 million under Intangibles and other assets, which is being amortized on a straight-line basis over 60 months, as well as $0.4 million for in-process research and development that was expensed as a one-time charge. From the date of acquisition, the results of operations relating to Content Bridge have been included in our condensed consolidated financial statements. We accounted for the transaction under the purchase method of accounting. Included in our revenues for the six month period ended March 31, 2001, is installment basis revenue from Adero on an agreement consummated in December 1999.

NOTE 3.  INVESTMENT IN AIRFLASH, INC.

        At March 31, 2001, we held 12,659,562 (split adjusted) shares of Series B Preferred Stock purchased at $0.95 per share, representing a 29.4% ownership share of AirFlash, Inc. ("AirFlash"), a global application service provider for the delivery of mobile content and commerce services. In the previous quarter, this investment was recorded in the Condensed Consolidated Balance Sheet under Investments in equity securities. We have determined that a more appropriate accounting treatment is to record the investment as goodwill and amortize it on a straight-line basis over 60 months. Prior period balances have been reclassified to conform to this treatment.

NOTE 4.  DISPOSITION OF ASSETS

        In March 2001, we consummated the divestiture of our Commerce Division to e-centives, Inc. ("e-centives"). As part of the sale, we transferred various business assets to e-centives consisting primarily of computer equipment, software, intellectual property and contracts, and e-centives hired certain employees of the Commerce Division. In exchange for the assets, we received 2,551,700 shares of Common Stock of e-centives valued at approximately $8.66 per share, of which 382,755 shares are held in escrow pending satisfaction of certain performance criteria, and 637,925 shares are held in escrow subject to claims for indemnity by e-centives. We also received a warrant to purchase up to 1,860,577 shares of e-centives on or after March 28, 2006, which will become exercisable, if at all, upon the achievement of certain performance criteria by the Commerce Division. Financial results herein include revenues and expenses generated and incurred by our Commerce Division through the closing of the transaction.

NOTE 5.  CALCULATION OF NET LOSS PER SHARE

        Shares of common stock used in computing basic and diluted net loss per share ("EPS") are based on the weighted average shares of common stock outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares of common stock during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares of common stock assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. Excluded from the computation of diluted earnings per share for the quarter and six month periods ended March 31, 2001, are options and warrants to acquire 13,283,056 shares of Common Stock as their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the quarter and six month periods ended March 31, 2000, are options and warrants to acquire 18,732,278 shares of Common Stock as their effects would be anti-dilutive.

NOTE 6.  COMPREHENSIVE NET INCOME (LOSS)

        Comprehensive net income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The components of comprehensive net income (loss) are as follows (in thousands):

                                           For the Three Months Ended       For the Six Months Ended
                                                    March 31,                       March 31,
                                              2001            2000            2001            2000
                                            ---------       ---------       ---------       ---------
Net loss .............................      $ (58,318)      $  (3,081)      $ (96,425)      $ (11,899)

Unrealized gain (loss) on
  available-for-sale securities ......        (16,884)       (120,009)        (85,514)        122,254
Foreign currency translation loss ....            (46)           (201)           (366)           (242)
                                            ---------       ---------       ---------       ---------
Comprehensive net income (loss) ......      $ (75,248)      $(123,291)      $(182,305)      $ 110,113
                                            =========       =========       =========       =========

NOTE 7.  DERIVATIVES

        Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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


        Currently, we do not enter into any foreign exchange forward contracts or any other hedging activities. In conjunction with certain investing activities, we have acquired derivative securities. The value associated with these derivatives has been minimal. There were no other derivatives as of March 31, 2001, or at fiscal year-end September 30, 2000. The adoption of SFAS No. 133 did not have a material impact on our operations or financial position.

NOTE 8.  SEGMENT INFORMATION


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


        We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction. Acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, and amortization of deferred compensation expense are not included in management's evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Form 10-K/A for the year ended September 30, 2000, as filed on January 2, 2001. We do not track assets by operating segments. Financial information about segments (unaudited, in thousands):

                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2001
                            -------------------------------------------------------------------------------------------------------
                                                                         PURCHASED
                                                                         IN-PROCESS
                                                           ACQUISITION-   RESEARCH   AMORTIZATION OF  AMORTIZATION OF
                             NETWORK          PORTAL         RELATED        AND      INTANGIBLES AND  DEFERRED STOCK
                            PRODUCTS         SERVICES         COSTS     DEVELOPMENT   OTHER ASSETS     COMPENSATION         TOTAL
                            --------         --------      -----------  -----------  ---------------  ---------------      --------
Revenues ...........        $ 16,473         $ 23,012         $  --        $   --        $     --         $     --         $ 39,485
Operating loss .....        $(32,515)        $ (5,148)        $  --        $   --        $(19,308)        $ (3,231)        $(60,202)


                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2000
                            -------------------------------------------------------------------------------------------------------
                                                                         PURCHASED
                                                                         IN-PROCESS
                                                           ACQUISITION-   RESEARCH   AMORTIZATION OF  AMORTIZATION OF
                             NETWORK          PORTAL         RELATED        AND      INTANGIBLES AND  DEFERRED STOCK
                            PRODUCTS         SERVICES         COSTS     DEVELOPMENT   OTHER ASSETS     COMPENSATION         TOTAL
                            --------         --------      -----------  -----------  ---------------  ---------------      --------
Revenues ...........        $ 30,792         $ 16,477         $  --        $   --        $     --         $     --         $ 47,269
Operating loss .....        $     34         $ (5,442)        $  --        $   --        $     --         $ (1,430)        $ (6,838)

        One customer exceeded 10% of Network Products revenues in the quarter ended March 31, 2001, and two different customers each exceeded 10% of Network Products revenues in the quarter ended March 31, 2000. One customer exceeded 10% of Portal Services revenues, and two different customers each exceeded 10% of Portal Services revenue in the quarters ended March 31, 2001 and 2000, respectively.


                                                         FOR THE SIX MONTHS ENDED MARCH 31, 2001
                            -------------------------------------------------------------------------------------------------------
                                                                         PURCHASED
                                                                         IN-PROCESS
                                                           ACQUISITION-   RESEARCH   AMORTIZATION OF  AMORTIZATION OF
                             NETWORK          PORTAL         RELATED        AND      INTANGIBLES AND  DEFERRED STOCK
                            PRODUCTS         SERVICES         COSTS     DEVELOPMENT   OTHER ASSETS     COMPENSATION         TOTAL
                            --------         --------      -----------  -----------  ---------------  ---------------      --------
Revenues ...........      $  70,656       $  49,333       $      --       $      --       $      --       $      --       $ 119,989
Operating loss .....      $ (29,245)      $ (10,736)      $ (19,497)      $    (430)      $ (35,516)      $  (6,664)      $(102,088)


                                                         FOR THE SIX MONTHS ENDED MARCH 31, 2000
                            -------------------------------------------------------------------------------------------------------
                                                                         PURCHASED
                                                                         IN-PROCESS
                                                           ACQUISITION-   RESEARCH   AMORTIZATION OF  AMORTIZATION OF
                             NETWORK          PORTAL         RELATED        AND      INTANGIBLES AND  DEFERRED STOCK
                            PRODUCTS         SERVICES         COSTS     DEVELOPMENT   OTHER ASSETS     COMPENSATION         TOTAL
                            --------         --------      -----------  -----------  ---------------  ---------------      --------
Revenues ...........        $ 52,929         $ 30,467         $     --         $ --        $    --        $     --         $ 83,396
Operating loss .....        $   (938)        $(12,296)        $ (3,999)        $ --        $    --        $ (2,235)        $(19,468)

        One customer exceeded 10% of Network Products revenues, and two different customers each exceeded 10% of Network Products revenues in the six months ended March 31, 2001 and 2000, respectively. One customer exceeded 10% of Portal Services revenues, and one different customer exceeded 10% of Portal Services revenues in the six months ended March 31, 2001 and 2000, respectively.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

        In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 discusses certain generally accepted accounting principles regarding revenue recognition in financial statements, including the specification of certain criteria that should be met before revenue is recognized. These criteria include: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In March 2000, the SEC issued SAB No. 101A, Amendment: Revenue Recognition in Financial Statements, and SAB No. 101B, Second Amendment: Revenue Recognition in Financial Statements, to defer for the effective date of implementation of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. We have adopted SAB No. 101, as amended, and it has not had a material effect on our financial position or results of operations.

NOTE 10.  STOCK SPLITS

        Historical weighted average shares outstanding and loss per share amounts have been restated to reflect all stock splits and acquisitions accounted for as pooling of interests.

NOTE 11.  STOCK OPTION EXCHANGE PROGRAM

        In February 2001, the Inktomi Board of Directors approved an employee retention program. Under the program, all employees (including executive officers and outside directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for this program was February 28, 2001. The number of shares subject to the new options will be equal to the number of shares subject to the old options, and the exercise price of the new options will be the fair market value of Inktomi Common Stock on the date they are granted. The new options will have the same vesting schedule as the old options and will be immediately exercisable as to vested shares when granted (however new options granted to executive officers and outside directors will lose three months of vesting and be subject to a trading blackout of three months following the grant). In total, 12.8 million stock options were cancelled as a result of this program.

        In accordance with accounting rules, stock options granted during the six month period prior to implementation of the option exchange program that are not canceled as part of the program may be subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. Inktomi granted options to purchase approximately 4.8 million shares, excluding options that were canceled as part of the program, at an average exercise price of $24.92 per share during the six months prior to February 28, 2001, including approximately 3.1 million shares granted in December 2000 at an exercise price of $17.88 per share. Other stock options that may be granted in the six months following implementation of the option exchange program may also be accounted for in this manner. In accordance with generally accepted accounting principles, we will be required to record a non-cash compensation cost for the options until the options are exercised, forfeited or cancelled without replacement. The valuation will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option's issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. No compensation charges were recorded for any such options in the quarter ended March 31, 2001.

NOTE 12.  SUBSEQUENT EVENTS

        In April 2001, we announced a restructuring and our intention to reduce our workforce by approximately 25 percent, or approximately 250 employees, through a combination of attrition and management action. As a result of this planned workforce reduction, we expect to incur a one-time charge of approximately $4.0 million to $6.0 million for severance and other related costs in the quarter ending June 30, 2001.

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

OVERVIEW

        Inktomi Corporation is a leading provider of scalable infrastructure software. Our software products are designed to significantly enhance the performance and intelligence of large-scale networks. Our software products and services are divided into two broad categories: Network Products and Portal Services. Networks Products is composed of four core technologies: the Traffic Server network cache platform, a powerful caching technology that enables frequently accessed information to be stored in and served from dedicated local systems close to the users who use the information most often; the Content Delivery Suite software solution, a set of applications that manage the complex task of distributing and tracking content and applications across service provider and enterprise networks; Media Products, technologies enabling live and on-demand audio and video broadcasting across service provider and enterprise networks; and Wireless Products, technologies enabling the faster delivery of content over wireless networks. Portal Services consists of our Search Solutions, which includes our Internet search engine services and licensed enterprise search and categorization software; and our Commerce Engine, a high-performance commerce application that enables portals and other Internet destination sites to offer online commerce services through their sites to end users.

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

        Portal Services revenues are composed of revenues generated through our Search Solutions and Commerce Engine. We generate revenues from our Search Solutions through a variety of contractual arrangements, which include general service fees, per-query search fees and search service hosting fees, database inclusion fees and search software licensing fees, all of which are recognized in the period earned. Our contracts for the Commerce Engine provide for payments consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees, and advertising revenues and general service fees from Internet portals and other Web site customers. To date, revenues from online commerce have consisted primarily of annual infrastructure service fees and non-recurring engineering fees.

        The Network Products segment generated operating losses of $32.5 million and $29.2 million in the quarter and six month periods ended March 31, 2001, respectively. This represents an increase in operating losses of $31.2 million and $26.5 million over the comparable fiscal 2000 periods. The Portal Services segment generated operating losses of $5.1 million and $10.7 million in the quarter and six month periods ended March 31, 2001. This represents a decrease in operating loss of $0.4 million and $2.0 million over the comparable fiscal 2000 periods. The Network Products and Portal Services results exclude acquisition-related costs, purchased in-process research and development, amortization of deferred stock compensation and amortization of intangibles and other assets. For additional segment information, refer to Note 8, Segment Information, included in the notes to the unaudited condensed consolidated financial statements, as presented earlier in this Form 10-Q.

        We believe there is an emerging market opportunity to provide intelligent software applications that enable enterprises and service providers to manage, distribute and deliver information using application layer networking or content networking. We believe that the use of content networking technology can dramatically improve the quality of experience for network users and will enable network owners to offer additional services. To address this new market opportunity, we have initiated a project to modify and enhance our existing caching, content distribution, streaming and management technologies, and integrate them into a single suite of new product solutions. In general, we expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular, to focus on the enterprise market and to support our new wireless and content networking initiatives. We expect that these expenses coupled with our anticipated revenues will result in continued losses. We will need to significantly increase revenues over current levels to achieve profitability in the future. We cannot be sure that this growth will occur.

        In March 2001, we consummated the divestiture of our Commerce Division to e-centives, Inc. As part of this sale, we transferred various business assets to e-centives consisting primarily of computer equipment, software, intellectual property and contracts, and e-centives hired certain employees of the Commerce Division. In exchange for the assets, we received 2,551,700 shares of Common Stock of e-centives valued at approximately $8.66 per share, of which 382,755 shares are held in escrow pending satisfaction of certain performance criteria, and 637,925 shares are held in escrow subject to claims for indemnity by e-centives. We also received a warrant to purchase up to 1,860,577 shares of e-centives on or after March 28, 2006, which will become exercisable, if at all, upon the achievement of certain performance criteria by the Commerce Division. Financial results herein include revenues and expenses generated and incurred by the Commerce Division through the closing of the transaction, but will not include such data going forward.

        In April 2001, we announced our intention to reduce our workforce by approximately 25 percent, or approximately 250 employees, through a combination of attrition and management action. As a result of this workforce reduction, we expect to incur a one-time charge for severance and other related costs of approximately $4.0 million to $6.0 million in the quarter ending June 30, 2001. On a periodic basis, we review our investments in equity securities for other than temporary declines in fair value and our intangibles and other assets for impairments in value, which may result in charges in future periods.

RESULTS OF OPERATIONS

REVENUES

        Total revenues were $39.5 million and $120.0 million in the quarter and six month periods ended March 31, 2001. This represents a decrease of $7.8 million or 16% in the quarter ended March 31, 2001, and an increase of $36.6 million or 44% in the six month period ended March 31, 2001, over the comparable periods in fiscal 2000. Total revenues decreased $41.0 million or 51% over the preceding quarter ended December 31, 2000. The weakness in revenue for the quarter was due largely to a steep reduction in our Network Products sales. For the quarter and six month periods ended March 31, 2001, no customer exceeded 10% of total revenues. For the quarter ended March 31, 2000, one customer exceeded 10% of total revenues and for the six month period ended March 31, 2000, two customers, including the aforementioned customer, each exceeded 10% of total revenues. We market and sell our products to customers located in the United States and abroad, both through our direct sales force and through our channel partners. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build out of our international markets and operations. We expect this variation to continue for the foreseeable future. We have generated most of our revenues through direct sales efforts, except in Asia where our revenues have been principally generated through our channel partners. We will need to expand our existing channel relationships and establish new channel relationships worldwide to broaden our sales reach and revenue opportunities.

        Network products revenues were $16.5 million and $70.7 million in the quarter and six month periods ended March 31, 2001. This represents a decrease of $14.3 million or 47% in the quarter ended March 31, 2001, and an increase of $17.7 million or 33% in the six month periods ended March 31, 2001, over the comparable periods in fiscal 2000. Network product revenues decreased $37.7 million or 70% over the preceding quarter ended December 31, 2000. The year-to-year six month period increase was primarily due to increased licenses, in the first quarter of fiscal 2001, of Traffic-Server and Content Delivery Suite, particularly to network service provider customers in the content delivery, access and hosting markets. The year-to-year quarterly decrease and the decrease from the preceding quarter were primarily due to lower demand for our Network Products in our core service provider markets resulting from deteriorating economic conditions and the inability to access capital markets by our customers and prospects. In the past, several customers purchased our products in a single transaction to satisfy their anticipated requirements for as much as a year or more. In recent periods, many of our target customers have significantly downsized or deferred their network build-outs and are re-evaluating their capital spending. During the quarter, our Network Products revenues were primarily from existing customers and were generated from access networks, channels and enterprise customers. For the quarter ended March 31, 2001, one customer exceeded 10% of Network Products revenues and for the six month period ended March 31, 2001, a different customer exceeded 10% of Network Products revenues. For the quarter ended March 31, 2000, two customers each exceeded 10% of Network Product revenues, and for the six month period ended March 31, 2000, two customers, including one of the aforementioned customers, each exceeded 10% of Network Products revenues.

        Portal services revenues totaled $23.0 million and $49.3 million in the quarter and six month periods ended March 31, 2001, an increase of $6.5 million or 40% and $18.9 million or 62% over the comparable periods in fiscal 2000. Portal Services revenues decreased $3.3 million or 13% over the preceding quarter ended December 31, 2000. The year-to-year increases resulted mainly from an increase in licenses of our Search Solutions software to the enterprise customers. The decrease from the prior quarter is the result of a modest decrease in our Web search business offset by growth in our license enterprise search products and modest growth of Index Connect, our paid inclusion service. Of the total Portal Services revenues for the quarter and six month periods ended March 31, 2001, $21.1 million and $42.3 million were derived from Inktomi Search Solutions, and $2.0 million and $7.1 million were derived from the Inktomi Commerce Engine, respectively. For the quarter and six month periods ended March 31, 2001, one customer exceeded 10% of Portal Services revenues. For the quarter ended March 31, 2000, two different customers each exceeded 10% of Portal Services revenues and for the six month period ended March 31, 2000, one of the same customers exceeded 10% of Portal Services revenues.

        During the quarter and six month periods ended March 31, 2001, we recognized revenues of approximately $1.6 million and $17.8 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the quarter and six month periods ended March 31, 2000, we recognized net revenues of approximately $4.5 million and $18.1 million, respectively, on contracts and licensing arrangements with customers in which we are equity shareholders. Prices and terms on these contracts and arrangements were comparable to those given to other similarly situated customers.

EXPENSES

        Operating expenses include cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses, acquisition-related expenses, purchased in-process research and development and amortization of intangibles and other assets. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs. As a result of the sale of our Commerce Division and our restructuring announced in April 2001, we expect a modest decline in certain personnel-related expenses in the near term.

        In connection with the completion of our public offerings and our business acquisitions, certain options granted in 2000 and 1999 have been considered to be compensatory. Compensation associated with such options was $3.2 million and $6.7 million for the quarter and six month periods ended March 31, 2001, an increase of $1.8 million or 126% and $4.4 million or 198% over the comparable periods in fiscal 2000. As of March 31, 2001, we had unamortized deferred compensation of $30.1 million which will be charged to operations as the underlying options vest.

COST OF REVENUES

        Cost of revenues consists primarily of expenses related to the operation of our search and commerce services, primarily depreciation, network and hosting charges, and royalties associated with our Media applications. Cost of revenues were $9.1 million and $19.1 million in the quarter and six month periods ended March 31, 2001, an increase of $2.3 million or 33% and $6.4 million or 50% over the comparable periods in fiscal 2000. The increases were due primarily to additional depreciation, network and hosting charges resulting from expansions of our data centers in the United States and abroad during fiscal 2000, and increased royalties on our Media products. We expect cost of revenues to remain flat in the near term.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $40.5 million and $87.9 million in the quarter and six month periods ended March 31, 2001, an increase of $11.9 million or 41% and $36.1 million or 70% over the comparable periods of fiscal 2000. This increase was primarily due to an increase in the number of sales and marketing personnel, additional marketing programs and increased sales commissions. We expect that sales and marketing expenses will remain flat or decline slightly as a result of our recent restructuring and a slowing of our marketing and advertising expenditures in the near term.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $24.0 million and $46.9 million in the quarter and six month periods ended March 31, 2001, an increase of $10.0 million or 71% and $21.2 million or 83% over the comparable periods of fiscal 2000. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our Search Solutions and Network Products businesses, online commerce development, and increases in quality assurance, technical support and technical publications personnel. We have not capitalized any software development expenses to date. We believe significant investments in research and development is essential to our future success and expect that research and development expenses will increase in future periods, although they may decline slightly in the near term due to our recent restructuring.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $6.8 million and $12.7 million in the quarter and six month periods ended March 31, 2001, an increase of $2.2 million or 47% and $4.1 million or 48% over the comparable periods of fiscal 2000. This increase was due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our corporate headquarters in Foster City, California. We expect general and administrative expenses to remain flat or decline slightly from the previous quarter as a result of recently initiated expense savings programs and our recent restructuring.

ACQUISITION-RELATED COSTS

        As a result of our FastForward acquisition in October 2000 and our WebSpective acquisition in October 1999, we recorded acquisition-related costs of $19.5 million and $4.0 million in the six month periods ended March 31, 2001 and 2000, respectively, primarily for investment banking fees, accounting, legal and other expenses. As of March 31, 2001, $1.6 million in accrued liabilities related to acquisition-related costs remained outstanding.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

        A portion of the purchase price we paid for various assets of Adero has been allocated to developed technology and in-process research and development ("IPRD"). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by the acquired companies concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $0.4 million in the six month period ended March 31, 2001.

AMORTIZATION OF INTANGIBLES AND OTHER ASSETS

        Amortization of intangibles and other assets primarily relates to our purchase acquisition of Ultraseek Corporation and asset purchase from Adero. Also included is the goodwill amortization associated with our investment in AirFlash which is being amortized over a 60 month period. Amortization of intangibles and other assets totaled $19.3 million and $35.5 million in the quarter and six month periods ended March 31, 2001.

OTHER INCOME, NET

        Other income, net includes interest on our cash, cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations, loss on disposal of assets and write down of our investment in equity securities. Other income, net totaled $2.3 million and $6.3 million in the quarter and six month periods ended March 31, 2001, a decrease of $1.4 million or 38% and $1.3 million or 17% over the comparable periods of fiscal 2000. This decrease was primarily due to impairments against our investments in equity securities in the quarter and six month periods ended March 31, 2001.

INCOME TAX PROVISION

        Our income taxes totaled $0.4 million and $0.7 million in the quarter and six month periods ended March 31, 2001, primarily as a result of our operations in the United Kingdom. Our effective income tax rate may change during the remainder of fiscal 2001 if operating results differ significantly from current projections.

NET LOSS

        We recorded net losses of $58.3 million and $96.4 million or net losses of $0.46 and $0.77 per share, in the quarter and six month periods ended March 31, 2001, respectively, compared to net losses of $3.1 million and $11.9 million or net losses of $0.03 and $0.11 per share, in the comparable periods of fiscal 2000. These results include Commerce Division activity, acquisition-related costs, purchased in-process research and development and amortization of deferred compensation, intangibles and other assets. Excluding these costs, we recorded net losses of $27.6 million and $23.9 million or net losses of $0.22 and $0.19 per share, in the quarter and six month periods ended March 31, 2001. This compares to a net income of $0.9 million or net income of $0.01 per share for the quarter ended March 31, 2000 and a net loss of $2.1 million or net loss of $0.02 per share for the six month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents, restricted cash and short-term investments totaled $271.8 million at March 31, 2001, a decrease of $66.4 million or 20% from $338.1 million at fiscal year-end September 30, 2000. The decrease primarily came from cash used in operating activities and investing activities, including purchases of property and equipment as well as investment banking and other fees associated with our acquisition of FastForward.

        We used $11.1 million in cash from operations in the six month period ended March 31, 2001. This compares to $19.5 million generated from operations in the comparable period in fiscal 2000. The increase in cash used from operations was primarily due to an increase in our net loss, offset by increases in accounts payable and accrued liabilities.

        We have made significant investments in property and equipment since inception. These investments consist largely of computer servers, workstations, networking equipment and leasehold improvements associated with our corporate headquarters in Foster City, California. We invested $21.8 million and $35.1 million in the six month periods ended March 31, 2001 and 2000, respectively, primarily for leasehold improvements and computer equipment.

        Investments in equity securities totaled $47.4 million at March 31, 2001, a decrease of $70.5 million or 60% from $117.9 million at fiscal year-end September 30, 2000, primarily due to sales of our short-term investments for operating capital and the decrease in value of the securities of the Technology companies that comprise our equity investment portfolio. Our investments that have readily determinable fair values are marked-to-market with any change from cost or prior value as an adjustment to stockholders' equity. Other strategic investments in equity securities that are not publicly traded are carried at cost less valuation allowances. All of our investments in equity securities are comprised of strategic investments in Technology companies. Technology stock values are volatile and therefore our investments in equity securities balance may fluctuate significantly in the future. From time to time, we have used debt and leases to partially finance capital purchases. At March 31, 2001, we had $12.6 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately

$8.0 million of our debt at March 31, 2001 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

        In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. This lease limits the liquidity of $9.4 million of our cash.

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

        Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, the extent and timing of investments, acquisition costs, and other factors. Management believes that we have adequate cash resources to fund operations for the foreseeable future.

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

OUR FUTURE GROWTH DEPENDS ON THE COMMERCIAL SUCCESS OF EACH OF OUR NETWORK PRODUCTS AND OUR ABILITY TO LEVERAGE THESE TECHNOLOGIES TO DEVELOP NEW PRODUCTS FOR THE EMERGING CONTENT NETWORKING MARKET.

        Our future growth substantially depends on the commercial success of our Traffic Server network cache product, our Content Delivery Suite and our Media Products. The markets for these products are in their early stages and we cannot be sure that our target customers will widely adopt and deploy these technologies throughout their networks. Demand for our products has fluctuated significantly over the past two quarters as our core telecommunications and network service provider customers and prospects have deferred and downsized purchases and as the Content Delivery Network market has declined. We expect this business environment to continue for the foreseeable future, and expect we will need to continue to modify and enhance our products for multiple market segments including in particular the enterprise and wireless networks. In this connection, we recently initiated a project to modify, enhance and integrate our caching, content distribution, streaming media and management technologies into a suite of new products for the emerging content networking market. We are targeting these new products primarily toward the enterprise marketplace. We cannot be sure we will be successful in our development efforts or that our products will gain market traction. Our future success substantially depends on our ability to generate substantial and sustained revenues from our existing Network Products and new content networking products in each of our market segments and substantially increase the number of new and repeat customer transactions.

DEMAND FOR OUR STREAMING MEDIA PRODUCTS IS DEPENDENT ON INCREASING AVAILABILITY OF MEDIA CONTENT ON NETWORKS, THE BUILD OUT OF BROADBAND CAPABILITIES AND THE ESTABLISHMENT OF PROFITABLE BUSINESS MODELS BY OUR CUSTOMERS, AMONG OTHER FACTORS, ALL WHICH ARE OUTSIDE OF OUR CONTROL.

        The streaming media market is in its early stages and the amount of appealing streaming content currently available is relatively limited. The amount of streaming content available over public networks and enterprise networks must increase substantially for our potential customers to justify their purchase of our Media Products. Our Media Products are complex which may limit their market acceptance and deployment. Growth in sales of our Media Products in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace for our Media Products. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient demand for our Media Products in the service provider marketplace. As we focus on the enterprise content networking market, enterprises building out their content networks must realize the value of live and on-demand CEO webcasts, training seminars and other media applications in order for our Media Products to be widely adopted. There can be no assurances that enterprises will adopt streaming or on-demand media solutions for the operation of their business.

OUR BUSINESS WOULD BE HARMED IF CUSTOMERS CHOOSE NOT TO USE OR PROMOTE OUR WEB SEARCH SERVICES.

        Revenues from our Web search services result primarily from the number of end-user searches processed by our Search Engine. Our agreements with customers do not require them to direct end-users to our search services or to use our search services exclusively or at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our Search Engine, and the ability of customers to monetize traffic from their Web site search pages. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. As a result, many of our smaller search services customers have elected not to renew their contracts and our market opportunity from portals has become more limited. In order for us to continue to increase revenues from our Search Engine business at historical rates, we will need to continue to sign up an increasing number of new customers, develop and deliver new search services, products and features to existing and future customers, and establish deeper strategic relationships with our customers.

WE MAY BE UNABLE TO SUSTAIN THE GROWTH OF OUR ENTERPRISE SEARCH PRODUCTS.

        Much of the growth of our Portal Services revenue is dependent upon the continued growth of sales of our search software products to enterprises. Such revenues are derived from software license fees and fees derived from support and upgrades of such software. A number of factors could cause sales of our enterprise search products to slow or decline. We face intense competition from companies with more experience in the marketplace and who offer a broad set of products and services to our target customers. In addition, these companies have deeper strategic relationships and have established well developed channels to sell and distribute their products and services. We historically have sold our enterprise search products primarily at the departmental level within large enterprises, through a direct sales force. To expand our market opportunities, we will need to enhance our product and service offerings, effectively market our products as enterprise wide search and navigation solutions, and develop channel and licensing programs to extend our reach.

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

        We compete with a number of companies to provide Internet search and directory services and technology. In the Web services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Goto.com, Infoseek, LookSmart, Netscape Open Directory and Northern Light. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In the search software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape. In addition, several large media and other Internet-based companies have made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

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

THE INTERNET INFRASTRUCTURE MARKET IS RAPIDLY CHANGING AND WE MUST DEVELOP, ACQUIRE, AND INTRODUCE NEW PRODUCTS AND TECHNOLOGIES TO GROW OUR REVENUES AND REMAIN COMPETITIVE.

        The Internet infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success and revenue growth will depend upon our ability to develop, acquire and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers, particularly in the content networking, wireless, and enterprise markets. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products or to purchase those of our competitors.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

        We expect that a significant portion of our future revenues will come from licenses of the Traffic Server network cache platform, Content Delivery Suite software solution, Media Products, and our enterprise search products. We further expect that these revenues will come from licenses to a relatively small number of customers. The volume and timing of orders are difficult to predict because the markets for Traffic Server, Content Delivery Suite, Media Products, and our enterprise search products are in their early stages, the sales cycle varies substantially from customer to customer. In addition, many customers in our target markets are scrutinizing their capital spending budgets in light of the slowing economy, and other customers have limited access to capital to fund operational needs. These companies are shifting their buying patterns as a result, taking a more cautious and measured approach to their network build-out plans. Historically, customer orders during a quarter have consisted of a small number of multi-million dollar deals and several other smaller orders ranging from $0.1 million to $0.5 million. The cancellation, deferral or reduction of even a small number of licenses of Traffic Server, Content Delivery Suite or Media Products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

        Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. Despite our recent workforce reduction, we expect to continue to make significant investments to develop and market products for the enterprise, wireless and content networking markets, broaden our customer support capabilities, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons already discussed or for any other reason could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

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

OUR FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO EXPAND OUR SALES, DISTRIBUTION AND SUPPORT ORGANIZATIONS.

        We will need to expand our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require sophisticated sales efforts targeted at several people within our prospective customers' organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting.

        In addition, our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical and marketing expertise. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take several quarters before our distribution partners will develop the expertise and skills necessary to effectively sell our products. We cannot be sure that we will be successful in signing up the desired distribution partners or that our distribution partners will devote adequate resources or have the technical, marketing and sales capabilities to sell our products. We may be adversely affected if our distribution partners fail to ship products in a timely manner or according to agreed upon schedules.

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

THE GLOBAL WIRELESS INTERNET SPACE IS A NEW MARKET AND WE CANNOT BE CERTAIN THAT OUR ENTRY INTO THIS MARKET WILL BE SUCCESSFUL.

        We have undertaken a broad initiative in the global wireless Internet space. The market for new wireless Internet products and services is in an early stage of development and is rapidly evolving. We have limited experience in the wireless market and cannot be certain that the market will develop in such a manner as to provide us with substantial revenue-generating opportunities. Several companies are developing products and services targeted to the wireless space, many of which are ahead of us in development and implementation. We expect competition to be intense. To facilitate our entry into the wireless space, we will need to modify our products and services, establish and manage strategic alliances with a variety of companies including wireless operators, content providers, hardware manufacturers and integrated service vendors, and hire new management, technical sales and other personnel. In this connection, we expect to incur material expenses across all expense categories for the next several quarters. We cannot be certain that our entry into the wireless space will be successful.

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

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, Internet technology and service providers, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, enhance our product and service offering, and expand our sales, marketing and distribution capabilities. If we are unable to develop these key relationships or maintain and enhance existing relationships, particularly in the area of streaming audio and video and our Traffic Server product, we may have difficulty selling our products and services.

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

THE LEGAL ENVIRONMENT IN WHICH WE OPERATE IS UNCERTAIN AND CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

        Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location or local systems. In addition, our Portal Services technology systems collect end-user and transaction information, which we use to deliver services to our customers and our customers use to deliver services to their users. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our Portal Services or facilitated by our Network Products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

INTERNET-RELATED LAWS COULD ADVERSELY AFFECT OUR BUSINESS.

        Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union has enacted its own privacy regulations as well as legislation governing e-commerce, copyrights and caching. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption, implementation or modification of laws and regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

WE HAVE CERTAIN CONTINUING OBLIGATIONS RELATED TO OUR RECENTLY DIVESTED COMMERCE DIVISION THAT MAY ADVERSELY AFFECT OUR FUTURE FINANCIAL RESULTS.

        In connection with the sale of our Commerce Division, we assigned certain contracts to the acquirer, e-centives, Inc. Should a claim originate out of one these assigned contracts for a matter arising prior to the assignment, we may be obligated to indemnify e-centives for such claim. Such indemnification would involve expending management and financial resources to resolve the claim. In addition, certain customer contracts related to the Commerce Division were not assigned to e-centives. We are still obligated to provide the products and services to the customers under these contracts. We expect to expend financial and management resources to either fulfill or eliminate the obligations under these contracts. We also may incur unforeseen expenses as we separate out and transition certain information technology infrastructure, sales and support methods and personnel, human resources and contract management functions.

ANY ACQUISITIONS WE MAKE COULD ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS.

        We have purchased five companies since September 1998 and may invest in or acquire complementary companies, products and technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations and maintaining acceptable standards, controls, procedures and policies. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. There could be potential unknown liabilities associated with the purchased company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

        Our primary asset is the intellectual capabilities of our employees. We are therefore dependent on recruiting and retaining a strong team of personnel across all functional areas. Competition for these individuals is intense, and we may not be able to attract or retain the highly qualified personnel necessary for our success. Our employment relationships are generally at-will. If any of our key employees were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our key employees have reached or will soon reach the four-year anniversary of their hiring date and will be fully vested in their initial stock option grants. While our key employees are typically granted additional stock options to provide additional incentive to remain with us, the initial option grant is typically the largest and an employee may be more likely to leave us upon completion of the vesting period for the initial option grant. In light of current market conditions, we may undertake programs to retain our employees that may be viewed as dilutive to our shareholders. We do not have key person life insurance policies covering any of our employees other than our Chief Executive Officer.

OUR EFFORTS TO INCREASE OUR PRESENCE IN MARKETS OUTSIDE OF THE UNITED STATES MAY BE UNSUCCESSFUL AND COULD RESULT IN LOSSES.

        We market and sell our products in the United States of and internationally, principally Europe and Asia. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build-out of our international operations. We have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, other inherent risks may apply to international markets and operations, including:

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        At the Annual Meeting of Stockholders of the Company held on March 13, 2001, the following proposals were adopted by the margins indicated below. There were 127,512,731 shares of Common Stock entitled to vote at the meeting and a total of 83,861,730 shares were represented at the meeting.

1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                                NUMBER OF SHARES
                                           FOR                  WITHHELD
David C. Peterschmidt                   75,888,635             7,973,095
Eric A. Brewer                          80,297,988             3,563,742
Frank Gill                              80,290,558             3,571,172
Fredric W. Harman                       80,292,460             3,569,270
John A. Porter                          80,288,340             3,573,390
Alan F. Shugart                         80,272,957             3,588,773

2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2001.

                                               NUMBER OF SHARES
For                                                83,710,095
Against                                                85,824
Abstain                                                65,811
Broker Non-Vote                                            --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
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

2.6 (18) Asset Purchase Agreement dated as of December 31, 2000 by and between Inktomi and Adero, Inc.

2.7 (20)        Asset Purchase Agreement between Inktomi and e-centives, Inc.
                dated January 18, 2001 and the amendments thereto.

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

10.16 (1)       Office Lease dated October 9, 1998 between Inktomi and WHFST
                Real Estate Limited Partnership, a Delaware limited partnership.

10.17 (4)       C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock
                Plan and form of agreement thereunder.

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
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

10.27 (17)      Amendment to C2B Technologies 1997 Stock Plan

10.28 (17)      Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.

10.29 (17)      Amendment to WebSpective Software, Inc. 1997 Stock Plan.

10.30 (16)      FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.

10.31 (19)      Amendment to the Ultraseek Stock Option Plan.

10.32 (19)      Amendment to the FastForward Networks, Inc. 1998 Stock Plan.

10.33           Participation Agreement dated August 24, 2000 between Inktomi,
                Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank
                AG, New York, Deutsche Bank AG, New York and/or Cayman Islands
                Branch and Deutsche Bank Securities, Inc. and the amendment thereto dated May 7, 2001.

10.34           Employee Loan Agreement dated April 30, 2001 between Inktomi and
                Edward Hally.


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

   (14) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-42102).

   (15) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

   (16) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-49874).

   (17) Incorporated by reference from Inktomi's Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.

   (18) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on January 12, 2001.

   (19) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

   (20) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on April 12, 2001.

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


        We filed a Current Report on Form 8-K dated January 12, 2001 to report under Item 2 thereof the acquisition of certain assets of Adero, Inc. We filed an amendment dated March 13, 2001, to this Current Report on Form 8-K to include the required Supplementary Consolidated Financial Statements required under the report.


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                            Inktomi Corporation


Date: May 14, 2001                          By: /s/  JERRY M. KENNELLY
                                               ---------------------------------
                                               Jerry M. Kennelly,
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)

                                INDEX TO EXHIBITS

(a)   EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
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

2.6 (18) Asset Purchase Agreement dated as of December 31, 2000 by and between Inktomi and Adero, Inc.

2.7 (20)        Asset Purchase Agreement between Inktomi and e-centives, Inc.
                dated January 18, 2001 and the amendments thereto.

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

10.16 (1)       Office Lease dated October 9, 1998 between Inktomi and WHFST
                Real Estate Limited Partnership, a Delaware limited partnership.

10.17 (4)       C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock
                Plan and form of agreement thereunder.

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
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

10.27 (17)      Amendment to C2B Technologies 1997 Stock Plan

10.28 (17)      Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.

10.29 (17)      Amendment to WebSpective Software, Inc. 1997 Stock Plan.

10.30 (16)      FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.

10.31 (19)      Amendment to the Ultraseek Stock Option Plan.

10.32 (19)      Amendment to the FastForward Networks, Inc. 1998 Stock Plan.

10.33           Participation Agreement dated August 24, 2000 between Inktomi,
                Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank
                AG, New York, Deutsche Bank AG, New York and/or Cayman Islands
                Branch and Deutsche Bank Securities, Inc. and the amendment thereto dated May 7, 2001.

10.34           Employee Loan Agreement dated April 30, 2001 between Inktomi and
                Edward Hally.

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

   (14) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-42102).

   (15) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

   (16) Incorporated by reference from Inktomi's Registration Statement on Form S-8 (Reg. No. 333-49874).

   (17) Incorporated by reference from Inktomi's Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.

   (18) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on January 12, 2001.

   (19) Incorporated by reference from Inktomi's Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

   (20) Incorporated by reference from Inktomi's Current Report on Form 8-K filed with the Commission on April 12, 2001.

   * Treatment has been requested for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.