Form 10-Q
period 2001-06-30
INKTOMI CORP
filed 2001-08-13
CIK 1024302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes [X] No [   ]

     The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2001 was 129,060,741.

INKTOMI CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

     This report on Form 10-Q and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business, including our Network Products and Portal Services businesses; our ability to successfully enter new markets; our ability to introduce new products and services and enhance existing products and services to meet customer needs, particularly in the area of on-demand and live streaming media; our expected expenses for future periods; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading network technologies; the possibility of acquiring complementary businesses, products, services and technologies; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings “Factors Affecting Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to update forward-looking statements.

     Based in Foster City, California, we were incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, “Inktomi,” “the Company,” “our,” “us,” “we” and similar expressions refer to Inktomi Corporation and its subsidiaries. Inktomi, Traffic Server, Content Delivery Suite, Traffic Core, Traffic Edge, Traffic Controller and the tri-colored cube logo are trademarks of Inktomi Corporation in the United States and in other countries. All other trademarks or trade names appearing herein are owned by their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INKTOMI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three		For the Nine
	Months Ended		Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(UNAUDITED)		(UNAUDITED)
REVENUES

Network products	$22,474	$43,100	$93,130	$96,029

Portal services	17,086	18,400	66,419	48,867

Total revenues	39,560	61,500	159,549	144,896
OPERATING EXPENSES

Cost of revenues	8,476	8,358	27,621	21,134

Sales and marketing	31,210	34,901	119,086	86,705

Research and development	19,320	17,453	66,197	43,125

General and administrative	5,733	4,376	18,469	12,989

Amortization of intangibles and other assets	18,353	—	53,869	—

Impairment of intangibles and other assets	42,315	—	42,315	—

Restructuring	5,249	—	5,249	—

Acquisition-related costs	—	—	19,497	3,999

Purchased in-process research and development	—	—	430	—

Total operating expenses	130,656	65,088	352,733	167,952

Operating loss	(91,096)	(3,588)	(193,184)	(23,056)

Impairment of investments	(65,895)	—	(65,895)	—

Other income, net	2,101	3,255	8,416	10,824

Pretax loss	(154,890)	(333)	(250,663)	(12,232)

Income tax provision	(141)	—	(793)	—

Net loss	$(155,031)	$(333)	$(251,456)	$(12,232)

EARNINGS PER SHARE

Basic and diluted net loss per share	$(1.22)	$(0.00)	$(2.00)	$(0.11)

Shares used in calculating basic and diluted net loss per share	126,755	113,771	125,590	111,830

The accompanying notes are an integral part of these condensed consolidated financial statements

INKTOMI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	JUNE 30, 2001	SEPTEMBER 30, 2000

	(UNAUDITED)	(RESTATED)

ASSETS

Current assets

Cash and cash equivalents	$11,674	$41,879

Restricted cash	128,957	119,616

Short-term investments	89,043	176,632

Total cash and cash equivalents, restricted cash and short-term investments	229,674	338,127

Accounts receivable, net	24,534	50,633

Prepaid expenses and other current assets	10,867	7,895

Total current assets	265,075	396,655

Investments in equity securities	6,147	117,898

Property and equipment, net	78,714	85,055

Intangibles and other assets	275,628	319,648

Total assets	$625,564	$919,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$6,753	$10,101

Accrued liabilities	56,217	38,816

Deferred revenue	35,896	53,774

Current portion of notes payable	6,883	5,307

Current portion of capital lease obligations	2,500	3,713

Total current liabilities	108,249	111,711

Notes payable, less current portion	481	1,261

Capital lease obligations, less current portion	1,418	2,487

Other liabilities	307	735

Total liabilities	110,455	116,194

Stockholders’ equity

Common Stock, $0.001 par value; 1,500,000 authorized at June 30, 2001 and September 30, 2000; 128,987 outstanding at June 30, 2001 and 126,649 at September 30, 2000	129	127

Additional paid-in capital	891,444	894,844

Deferred stock compensation	(18,676)	(46,514)

Accumulated other comprehensive income (loss)	(794)	60,143

Accumulated deficit	(356,994)	(105,538)

Total stockholders’ equity	515,109	803,062

Total liabilities and stockholders’ equity	$625,564	$919,256

The accompanying notes are an integral part of these condensed consolidated financial statements

INKTOMI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Nine Months Ended
	June 30,

	2001	2000

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(251,456)	$(12,232)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	77,693	15,360

Stock based compensation	8,519	1,087

Impairment of intangibles and other assets	42,315	—

Impairment of investments	65,895	—

Changes in assets and liabilities:

Accounts receivable	26,099	(19,874)

Prepaid expenses and other assets	(8,152)	(9,701)

Accounts payable	(3,348)	(3,221)

Accrued liabilities and other	16,973	23,271

Deferred revenue	(17,878)	42,597

Net cash provided by (used in) operating activities	(43,340)	37,287

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(28,052)	(52,058)

Proceeds from sale of equipment	—	3,380

Investments in equity securities, net	(4,247)	(65,299)

Sales of short-term investments, net	78,453	66,680

Business acquisition	(35,903)	—

Net cash used in investing activities	10,251	(47,297)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) on notes payable	(1,606)	(5,613)

Proceeds (payments) on obligations under capital leases, net	(2,282)	753

Proceeds from notes receivable for stock	65	309

Proceeds from exercises of stock options and warrants	7,088	54,132

Proceeds from issuance of Common Stock	455	22,974

Net cash provided by financing activities	3,720	72,555

Effect of exchange rates on cash and cash equivalents	(836)	(13)

Increase (decrease) in cash and cash equivalents	(30,205)	62,532

Cash and cash equivalents at beginning of period	41,879	87,324

Cash and cash equivalents at end of period	$11,674	$149,856

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$(928)	$(1,834)

Cash paid for taxes	$(793)	$—

Net assets (liabilities) acquired for Common Stock as a result of purchase acquisition	$(1,845)	$2,153

Assets acquired under capital leases	$995	$4,165

The accompanying notes are an integral part of these condensed consolidated financial statements

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

     Inktomi was incorporated in February 1996 to develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks.

     We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended September 30, 2000 filed with the SEC on January 2, 2001 and our Form 8-K/A dated January 9, 2001, which contains supplementary consolidated financial statements that give retroactive effect to the acquisition of FastForward Networks, Inc. accounted for as a pooling of interests. The Condensed Consolidated Balance Sheet as of September 30, 2000 has been derived from audited financial statements in our Form 8-K/A dated January 9, 2001, but does not include all disclosures required by generally accepted accounting principles in the United States. Such disclosures are contained in our Form 8-K/A dated January 9, 2001.

     The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Historical financial information including weighted average shares outstanding and loss per share amounts have been restated to reflect all stock splits and acquisitions accounted for as pooling of interests. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2. ACQUISITIONS

     In October 2000, we acquired FastForward Networks, Inc. (“FastForward”), a developer of software solutions for efficiently enabling streaming media over networks, in exchange for approximately 12.0 million shares of our Common Stock. The transaction was accounted for as a pooling of interests. Accordingly, all financial information included herein has been restated to reflect the combined operations of FastForward and Inktomi. FastForward had $0.7 million in revenues and raised $88.9 million through various stock issuances from its inception in May 1998 through September 30, 2000. We recorded acquisition-related costs of approximately $19.5 million in the three months ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses.

     In December 2000, we acquired various business assets of Adero, Inc. (“Adero”) relating to billing, settlement and traffic reporting and licensed other related technologies from Adero. With this transaction, we assumed the operator role for Content Bridge alliance services. Content Bridge is an alliance of technology and network service providers formed to enable cross-network content distribution and speed the delivery of content from the point of origin to end users. We accounted for the transaction under the purchase method of accounting and recorded goodwill of $35.9 million under intangibles and other assets and recorded a charge of $0.4 million to write-off in-process research and development. Included in our revenues for the nine month period ended June 30, 2001, is installment basis revenue from Adero on an agreement consummated in December 1999. We have not presented the pro forma financial information for the Adero acquisition required under APB No. 16 since we have effectively ceased the assumed operator role of the acquired Adero division, Content Bridge, and have recognized the related impairment of goodwill and other assets.

     In June 2001, we acquired eScene Networks, Inc. (“eScene”), a developer of advanced streaming media applications and services. The total purchase price was approximately $10.2 million, comprised of approximately 866,000 shares of our Common Stock valued at $8.4 million and net liabilities assumed of $1.8 million. Approximately 20 eScene employees joined Inktomi in the quarter ended June 30, 2001. We accounted for the transaction under the purchase method of accounting and recorded goodwill and other intangibles of approximately $10.2 million under intangibles and other assets.

     The following unaudited pro forma information reflects the results of operations for the nine months ended June 30, 2001 and 2000, as if the acquisition of eScene had occurred on October 1, 2000 and 1999, and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other assets. These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future operating results (in thousands, except per share data).

	For the Nine Months Ended

	June 30,	June 30,
	2001	2000

	(unaudited)
Pro forma revenues	$159,978	$144,897

Pro forma net loss	(258,650)	(14,942)

Pro forma basic and diluted net loss per share	$(2.05)	$(0.13)

NOTE 3. IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

     We record impairments or write-downs of intangibles and other assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset’s fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. During the quarter ended June 30, 2001, we recorded a charge of $42.3 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero.

NOTE 4. IMPAIRMENT OF INVESTMENTS

     We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment. We recorded write-downs of $65.9 million during the quarter ended June 30, 2001 related to impairments of our investments in publicly traded and private companies.

NOTE 5. RESTRUCTURING

     In the quarter ended June 30, 2001, in light of a challenging operating and business environment, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses. All functional areas of the Company were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $5.2 million. The restructuring charge included approximately $4.0 million of severance related amounts, $0.6 million in professional fees, $0.4 million of committed excess facilities, and $0.2 million in fixed asset impairments. As of June 30, 2001, $0.5 million of accrued severance related amounts remained outstanding. We believe that the anticipated savings contemplated by the restructuring are reflected in our operating expense levels, excluding restructuring and impairment charges, in the quarter ended June 30, 2001.

NOTE 6. DISPOSITION OF ASSETS

     In March 2001, we consummated the divestiture of our Commerce Division to e-centives, Inc. (“e-centives”). As part of the sale, we transferred various business assets to e-centives consisting primarily of computer equipment, software, intellectual property and contracts, and e-centives hired certain employees of the Commerce Division. In exchange for the assets, we received 2,551,700 shares of Common Stock of e-centives, of which 382,755 shares are held in escrow pending satisfaction of certain performance criteria, and 637,925 shares are held in escrow subject to claims for indemnity by e-centives. We also received a warrant to purchase up to 1,860,577 shares of e-centives on or after March 28, 2006, which will become exercisable, if at all, upon the achievement of certain performance criteria by the Commerce Division. Financial results herein include revenues and expenses generated and incurred by our Commerce Division through the closing of the transaction.

NOTE 7. CALCULATION OF NET LOSS PER SHARE

     Shares of Common Stock used in computing basic and diluted net loss per share (“EPS”) are based on the weighted average shares of Common Stock outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares of Common Stock during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares of Common Stock assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. Excluded from the computation of diluted earnings per share for the quarter and nine month periods ended June 30, 2001 and 2000, are options and warrants to acquire 12,689,944 and 23,793,568 shares, respectively, of Common Stock as their effects would be anti-dilutive.

NOTE 8. COMPREHENSIVE NET INCOME (LOSS)

     Comprehensive net income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders’ equity. The components of comprehensive net income (loss) are as follows (in thousands):

	For the Three Months Ended		For the Nine months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(155,031)	$(333)	$(251,456)	$(12,232)

Unrealized gain (loss) arising on available-for-sale securities, net of reclassification adjustment included in net loss	25,413	(21,324)	(60,101)	100,931

Foreign currency translation loss	(470)	229	(836)	(13)

Comprehensive net loss	$(130,088)	$(21,428)	$(312,393)	$(88,686)

     During the quarter ended June 30, 2001, we made a reclassification adjustment of approximately $25.1 million for losses included in net income. Unrealized gains during the quarter ended June 30, 2001, were approximately $0.3 million.

NOTE 9. DERIVATIVES

     Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     We designate our derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

     Currently, we do not enter into any foreign exchange forward contracts or any other hedging activities. We held no other derivatives as of June 30, 2001, or at fiscal year-end September 30, 2000. The adoption of SFAS No. 133 did not have a material impact on our operations or financial position.

NOTE 10. SEGMENT INFORMATION

     We have two reportable operating segments: Network Products and Portal Services. Network Products consists of Inktomi Traffic Server, Content Delivery Suite, Media Products, Wireless Products and associated applications. Until March 2001, when we sold our Commerce Division, Portal Services consisted of both Inktomi Search Solutions and the Inktomi Commerce Engine. Since the divestiture, Portal Services consists of our Search Solutions business. Search Solutions consists of Web search services and enterprise search products. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our reportable segments are organized primarily by technology. Each of these segments is managed separately because they offer and distribute distinct technologies and services with different methods of delivery and customer bases.

     We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction. Acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, impairment of intangibles and other assets, restructuring, impairment of investments and amortization of deferred compensation expense are not included in management’s evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Form 10-K/A for the year ended September 30, 2000, as filed on January 2, 2001. We do not track assets by operating segments.

     Financial information about segments (unaudited, in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 2001

				PURCHASED	AMORTIZATION
				IN-PROCESS	OF
			ACQUISITION-	RESEARCH	INTANGIBLES
	NETWORK	PORTAL	RELATED	AND	AND OTHER
	PRODUCTS	SERVICES	COSTS	DEVELOPMENT	ASSETS

Revenues	$22,474	$17,086	$—	$—	$—

Operating loss	$(21,294)	$(2,030)	$—	$—	$(18,353)

[Additional columns below]

[Continued from above table, first column(s) repeated]

FOR THE THREE MONTHS ENDED JUNE 30, 2001

	AMORTIZATION	IMPAIRMENT
	OF	OF
	DEFERRED	INTANGIBLES
	STOCK	AND OTHER	RESTRUCTURING
	COMPENSATION	ASSETS	COSTS	TOTAL

Revenues	$—	$—	$—	$39,560

Operating loss	$(1,855)	$(42,315)	$(5,249)	$(91,096)

FOR THE THREE MONTHS ENDED JUNE 30, 2000

				PURCHASED	AMORTIZATION
				IN-PROCESS	OF
			ACQUISITION-	RESEARCH	INTANGIBLES
	NETWORK	PORTAL	RELATED	AND	AND OTHER
	PRODUCTS	SERVICES	COSTS	DEVELOPMENT	ASSETS

Revenues	$43,100	$18,400	$—	$—	$—

Operating loss	$4,936	$(6,535)	$—	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

FOR THE THREE MONTHS ENDED JUNE 30, 2000

	AMORTIZATION	IMPAIRMENT
	OF	OF
	DEFERRED	INTANGIBLES
	STOCK	AND OTHER	RESTRUCTURING
	COMPENSATION	ASSETS	COSTS	TOTAL

Revenues	$—	$—	$—	$61,500

Operating loss	$(1,989)	$—	$—	$(3,588)

     Two customers each exceeded 10% of Network Products revenues in the quarter ended June 30, 2001, and a different customer exceeded 10% of Network Products revenues in the quarter ended June 30, 2000. Two customers each exceeded 10% of Portal Services revenues in the quarter ended June 30, 2001, and one of the same customers also exceeded 10% of Portal Services revenue in the quarter ended June 30, 2000.

FOR THE NINE MONTHS ENDED JUNE 30, 2001

				PURCHASED	AMORTIZATION
				IN-PROCESS	OF
			ACQUISITION-	RESEARCH	INTANGIBLES
	NETWORK	PORTAL	RELATED	AND	AND OTHER
	PRODUCTS	SERVICES	COSTS	DEVELOPMENT	ASSETS

Revenues	$93,130	$66,419	$—	$—	$—

Operating loss	$(50,538)	$(12,766)	$(19,497)	$(430)	$(53,869)

[Additional columns below]

[Continued from above table, first column(s) repeated]

FOR THE NINE MONTHS ENDED JUNE 30, 2001

	AMORTIZATION	IMPAIRMENT
	OF	OF
	DEFERRED	INTANGIBLES
	STOCK	AND OTHER	RESTRUCTURING
	COMPENSATION	ASSETS	COSTS	TOTAL

Revenues	$—	$—	$—	$159,549

Operating loss	$(8,520)	$(42,315)	$(5,249)	$(193,184)

FOR THE NINE MONTHS ENDED JUNE 30, 2000

				PURCHASED	AMORTIZATION
				IN-PROCESS	OF
			ACQUISITION-	RESEARCH	INTANGIBLES
	NETWORK	PORTAL	RELATED	AND	AND OTHER
	PRODUCTS	SERVICES	COSTS	DEVELOPMENT	ASSETS

Revenues	$96,029	$48,867	$—	$—	$—

Operating loss	$3,998	$(18,831)	$(3,999)	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

FOR THE NINE MONTHS ENDED JUNE 30, 2000

	AMORTIZATION	IMPAIRMENT
	OF	OF
	DEFERRED	INTANGIBLES
	STOCK	AND OTHER	RESTRUCTURING
	COMPENSATION	ASSETS	COSTS	TOTAL

Revenues	$—	$—	$—	$144,896

Operating loss	$(4,224)	$—	$—	$(23,056)

     One customer exceeded 10% of Network Products revenues, and two different customers each exceeded 10% of Network Products revenues in the nine month periods ended June 30, 2001 and 2000, respectively. One customer exceeded 10% of Portal Services revenues, and a different customer exceeded 10% of Portal Services revenues in the nine months ended June 30, 2001 and 2000, respectively.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Financial Accounting Standards Board (FASB) Emerging Task Force (EITF) reached a consensus on EITF Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. This issue presumes that consideration from a vendor to a reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our second quarter ended March 31, 2002. We have not yet evaluated the effects of these changes on our consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We have not yet evaluated the effects of these changes on our consolidated financial statements.

NOTE 12. STOCK OPTION EXCHANGE PROGRAM

     In February 2001, the Inktomi Board of Directors approved a stock option exchange program. Under this program, all employees (including executive officers and outside directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was February 28, 2001. The number of shares subject to the new options will be equal to the number of shares subject to the old options, and the exercise price of the new options will be the fair market value of Inktomi Common Stock on the date they are granted. The new options will have the same vesting schedule as the old options and will be immediately exercisable as to vested shares when granted (however, new options granted to executive officers and outside directors will lose three months of vesting and be subject to a trading blackout of three months following the grant). As of June 30, 2001, a total of 10.7 million new stock options were eligible to be granted in connection with the program.

     Stock options granted during the six month period prior to implementation of the option exchange program that are not canceled as part of the program are subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. During the six months prior to implementation of the program, Inktomi granted approximately 1.8 million shares, at an average price of $17.75 per share, that are subject to variable plan accounting. Other stock options that are granted to participants of the program in the six months following implementation of the program will also be accounted for in this manner. Since the implementation of the program through June 30, 2001, Inktomi has granted approximately 0.9 million stock options, at an average price of $7.18 per share, that are subject to variable plan accounting. Under variable plan accounting, we are required to record a non-cash compensation charge for the options until the options are exercised, forfeited or cancelled without replacement. The compensation charge will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option’s issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. To date, no compensation charges have been recorded for any such options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, “may”, “will” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Factors Affecting Operating Results” set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

OVERVIEW

     Inktomi Corporation is a leading provider of scalable network infrastructure software. Inktomi develops, markets, licenses and supports a range of network infrastructure applications that enhance the performance and intelligence of large-scale networks for enterprises and network service providers by enabling them to publish, distribute, manage and retrieve content across large-scale networks including service provider and enterprise networks. Inktomi network infrastructure applications are divided into two broad categories: Network Products and Portal Services.

     Network Products revenues are composed of license, consulting, support and upgrade fees in connection with the Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products and Wireless Products. License fees are generally based on the number of CPUs running the software and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. Consulting, support and upgrade fees are recognized ratably over the service period as the services are performed. In future periods we anticipate our recently introduced products, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher will also contribute to revenues under the Network Products category.

     Portal Services revenues are composed of revenues generated through our Search Solutions and Commerce Engine. We completed the sale of our Commerce Division in March 2001 and therefore, Portal Services revenues for the quarter ended June 30, 2001 consisted of only Search Solutions revenues. We generate revenues from our Search Solutions through a variety of contractual arrangements, which include general service fees, per-query search fees, search service hosting fees, database inclusion fees and search software licensing fees, all of which are recognized in the period earned. Our contracts for the Commerce Engine provided for payments consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees, and advertising revenues and general service fees from Internet portals and other Web site customers.

     The Network Products segment sustained operating losses of $21.3 million and $50.5 million in the quarter and nine month periods ended June 30, 2001, respectively. This compares to operating profits of $4.9 million and $4.0 million in the quarter and nine month periods ended June 30, 2000. The Portal Services segment generated operating losses of $2.0 million and $12.8 million in the quarter and nine month periods ended June 30, 2001. This represents a decrease in operating losses of $4.5 million or 69% and $6.1 million or 32% over the comparable fiscal 2000 periods. The Network Products and Portal Services results exclude acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, impairment of intangibles and other assets, restructuring costs, impairment of investments, and amortization of deferred compensation. For additional segment information, refer to Note 10, Segment Information, included in the notes to the unaudited condensed consolidated financial statements, as presented earlier in this Form 10-Q.

     In general, we expect to continue to incur significant sales and marketing, product development and administrative expenses across all lines of business, and in particular, to focus on the enterprise market and to support our recently introduced products. We expect that these expenses coupled with our anticipated revenues will result in continued losses. We will need to significantly increase revenues over current levels to achieve profitability in the future. We cannot be sure that this growth will occur.

     In June 2001, we acquired eScene Networks, Inc. (“eScene”), a developer of advanced streaming media applications and services. The total purchase price was approximately $10.2 million comprised of approximately 866,000 shares of our Common Stock valued at $8.4 million and net liabilities assumed of $1.8 million. Approximately 20 eScene employees joined Inktomi in the quarter ended June 30, 2001. We accounted for the transaction under the purchase method of accounting and recorded goodwill and other intangibles of approximately $10.2 million under intangibles and other assets.

RESULTS OF OPERATIONS

REVENUES

     Total revenues were $39.6 million and $159.5 million in the quarter and nine month periods ended June 30, 2001. This represents a decrease of $21.9 million or 36% in the quarter ended June 30, 2001, and an increase of $14.7 million or 10% in the nine month period ended June 30, 2001, over the comparable periods in fiscal 2000. Total revenues were flat as compared to the preceding quarter ended March 31, 2001, reflecting the challenging business environment in which we market our products. We have limited visibility as to the direction and duration of this challenging business environment. For the quarter ended June 30, 2001, one customer exceeded 10% of total revenues and for the nine month period ended June 30, 2001, no customer exceed 10% of total revenues. For the quarter and nine month periods ended June 30, 2000, no customer exceeded 10% of revenues. We market and sell our products to customers located in the United States and abroad, both through our direct sales force and through our channel partners. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build out of our international markets and operations. We expect this variation to continue for the foreseeable future. Traditionally, we have generated most of our revenues through direct sales efforts, except in Asia where our revenues have been principally generated through our channel partners. We will need to increase the effectiveness and expand our existing channel relationships and establish new channel relationships worldwide to broaden our sales reach and revenue opportunities.

     Network products revenues were $22.5 million and $93.1 million in the quarter and nine month periods ended June 30, 2001. This represents a decrease of $20.6 million or 48% and $2.9 million or 3% over the comparable periods in fiscal 2000. Network Products revenues increased $6.0 million or 36% over the preceding quarter ended March 31, 2001. The decrease in Network Products revenues over the comparable periods in fiscal 2000 was due to deteriorating economic conditions, reduced spending levels by our customers and prospects, and the rapid contraction of the Content Delivery Network marketplace which drove our revenues last year. In the past, several customers licensed our products in a single transaction to satisfy their anticipated requirements for as much as a year or more. In recent periods, many of our target customers have significantly downsized or deferred their network build-outs and are re-evaluating their capital spending. The increase in Network Products revenues over the preceding quarter was primarily generated from service providers along with some enterprise customers. Approximately 70% of Network Products revenues were generated from existing customers, down modestly from recent quarters. The geographic split between North America and international was approximately 80% to 20%. For the quarter ended June 30, 2001, two customers each exceeded 10% of Network Products revenues and for the nine month period ended June 30, 2001, a different customer exceeded 10% of Network Products revenues. For the quarter ended June 30, 2000, one customer exceeded 10% of Network Product revenues, and for the nine month period ended June 30, 2000, two different customers each exceeded 10% of Network Products revenues.

     Portal services revenues totaled $17.1 million and $66.4 million in the quarter and nine month periods ended June 30, 2001. This represents a decrease of $1.3 million or 7% and an increase of $17.6 million or 36% over the comparable periods in fiscal 2000. Portal Services revenues decreased $5.9 million or 26% over the preceding quarter ended March 31, 2001. The year-to-year quarterly decrease was the result of the sale of our Commerce Division in March 2001 as well as reduced Web search revenue, offset partially by enterprise search revenues. The year-to-year nine month period increase was the result of increased sales to the enterprise market, offset partially by declines in our Web search revenues. The decrease in Portal Services revenues over the preceding quarter was due to declines in both our enterprise and Web search businesses. The weakness in our enterprise search business was the result of unanticipated delay or deferral or cancellation of purchases due to reductions in budgets of our targeted enterprise customers. Our Web search revenues declined due to weakness in the Internet portal market where many smaller or poorly funded companies could not raise sufficient funds to continue to purchase our services, partially offset by growth in our Index Connect and Search Submit services. For the quarter ended June 30, 2001, two customers each exceeded 10% of Portal Services revenues, and for the nine month period ended June 30, 2001, one of the aforementioned customers also exceeded 10% of Portal Services revenues. For the quarter and nine month periods ended June 30, 2000, one customer exceeded 10% of Portal Services revenues.

     During the quarter and nine month periods ended June 30, 2001, we recognized revenues of approximately $1.3 million and $23.8 million, respectively, on contracts, development, and licensing arrangements with customers in which we are cost-based equity investors. During the quarter and nine month periods ended June 30, 2000, we recognized net revenues of approximately $3.2 million and $21.2 million, respectively, on contracts and licensing arrangements with customers in which we were cost-based equity investors as of June 30, 2000. Prices and terms on these contracts and arrangements were comparable to those given to other similarly situated customers.

EXPENSES

     Operating expenses include cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of intangibles and other assets, impairment of intangibles and other assets, restructuring expenses, acquisition-related costs and purchased in-process research and development. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs. We expect recurring operating expenses to remain flat in the near term.

     In connection with our initial public offering and our business acquisitions, certain options granted have been considered to be compensatory. Compensation associated with such options was $1.9 million and $8.5 million for the quarter and nine month periods ended June 30, 2001. This represents a decrease of $0.1 million or 7% and an increase of $4.3 million or 102% over the comparable periods in fiscal 2000. As of June 30, 2001, we had unamortized deferred compensation of $18.7 million which will be charged to operations as the underlying options vest.

COST OF REVENUES

     Cost of revenues consists primarily of expenses related to the operation of our Search Solutions business, primarily depreciation, network and hosting charges. Also included in cost of revenues are royalties or license fees associated with licensed technologies used in our software applications. Cost of revenues were $8.5 million and $27.6 million in the quarter and nine month periods ended June 30, 2001, an increase of $0.1 million or 1% and $6.5 million or 31% over the comparable periods in fiscal 2000. The increases were due primarily to additional depreciation, network and hosting charges resulting from expansions of our data centers in the United States and abroad during fourth quarter fiscal 2000 and first quarter fiscal 2001. Also contributing to the increase were increased royalties and costs related to our enterprise search products and Index Connect and Search Submit services. Costs of revenues are expected to remain flat as a percentage of revenue but may vary based on revenue mix.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $31.2 million and $119.1 million in the quarter and nine month periods ended June 30, 2001. This represents a decrease of $3.7 million or 11% and an increase of $32.4 million or 37% over the comparable periods in fiscal 2000. The year-to-year quarterly decrease was the result of our restructuring in April 2001, reduced commissions, and reduced discretionary spending in the quarter ending June 30, 2001. The year-to-year nine month period increase was primarily due to an increase in the number of sales and marketing personnel and additional marketing programs.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $19.3 million and $66.2 million in the quarter and nine month periods ended June 30, 2001, an increase of $1.9 million or 11% and $23.1 million or 54% over the comparable periods of fiscal 2000. The year-to-year increases were primarily due to an increase in the number of research and development personnel to support expansion of our Search Solutions and Network Products businesses and increases in quality assurance, technical support and technical publications personnel. We believe significant investments in research and development is essential to our future success and expect that research and development expenses will continue to be significant in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $5.7 million and $18.5 million in the quarter and nine month periods ended June 30, 2001, an increase of $1.4 million or 31% and $5.5 million or 42% over the comparable periods of fiscal 2000. The year-to-year increases were due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our corporate headquarters in Foster City, California.

AMORTIZATION OF INTANGIBLES AND OTHER ASSETS

     Amortization of intangibles and other assets primarily relates to our purchase acquisitions of Ultraseek Corporation and eScene and our asset purchase from Adero. Amortization of intangibles and other assets totaled $18.4 million and $53.9 million in the quarter and nine month periods ended June 30, 2001.

IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

     We record impairments or write-downs of intangibles and other assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset’s fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. During the quarter ended June 30, 2001, we recorded a charge of $42.3 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero.

RESTRUCTURING COSTS

     In the quarter ended June 30, 2001, in light of a challenging operating and business environment, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employee to reduce our operating expenses. All functional areas of the Company were affected by the reduction. As a result of this workforce reduction, we incurred a one-time charge of $5.2 million. The restructuring charge included approximately $4.0 million of severance related amounts, $0.6 million in professional fees, $0.4 million of committed excess facilities, and $0.2 million in fixed asset impairments. As of June 30, 2001, $0.5 million of accrued severance related amounts remained outstanding. We believe that the anticipated savings contemplated by the restructuring are reflected in our operating expense levels, excluding restructuring and impairment charges, in the quarter ended June 30, 2001.

ACQUISITION-RELATED COSTS

     As a result of our FastForward acquisition in October 2000 and our WebSpective acquisition in October 1999, we recorded acquisition-related costs of $19.5 million and $4.0 million in the nine month periods ended June 30, 2001 and 2000, respectively, primarily for investment banking fees, accounting, legal and other professional expenses.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     A portion of the purchase price we paid for various assets of Adero has been allocated to developed technology and in-process research and development (“IPRD”). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by the acquired companies concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $0.4 million in the nine month period ended June 30, 2001.

IMPAIRMENT OF INVESTMENTS

     We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment. We recorded write-downs of $65.9 million during the quarter ended June 30, 2001 related to impairments of our investments in publicly traded and private companies.

OTHER INCOME, NET

     Other income, net includes interest on our cash, cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations and loss on disposal of assets. Other income, net totaled $2.1 million and $8.4 million in the quarter and nine month periods ended June 30, 2001, a decrease of $1.2 million or 35% and $2.4 million or 22% over the comparable periods of fiscal 2000. This decrease was primarily due to lowered interest rates and a lower cash, cash equivalents and short-term investments balance from which to draw interest.

INCOME TAX PROVISION

     Our income taxes totaled $0.1 million and $0.8 million in the quarter and nine month periods ended June 30, 2001, primarily as a result of our foreign operations. Although the Company recorded net losses of $155.0 million and $251.5 million for the quarter and nine-month periods ended June 30, 2001, its foreign operations were profitable for tax purposes primarily due to the intercompany chargeback arrangements necessary under the local tax laws. Our effective income tax rate may change during the remainder of fiscal 2001 if operating results differ significantly from current projections.

NET LOSS

     We recorded net losses of $155.0 million and $251.5 million or net losses of $1.22 and $2.00 per share, in the quarter and nine month periods ended June 30, 2001, respectively, compared to net losses of $0.3 million and $12.2 million or net losses of nil and $0.11 per share, in the comparable periods of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, restricted cash and short-term investments totaled $229.7 million at June 30, 2001, a decrease of $108.5 million or 32% from $338.1 million at fiscal year-end September 30, 2000. The decrease primarily came from cash used in operating activities and investing activities, including purchases of property and equipment as well as investment banking and other professional fees associated with our acquisition of FastForward.

     We used $43.3 million in cash from operations in the nine month period ended June 30, 2001. This compares to $37.3 million generated from operations in the comparable period in fiscal 2000. The increase in cash used from operations was primarily due to an increase in our net loss. These were offset partially by an increase in accrued liabilities and collections of our accounts receivable.

     We have made significant investments in property and equipment since inception. These investments consist largely of computer servers, workstations, networking equipment and leasehold improvements associated with our corporate headquarters in Foster City, California. We invested $28.1 million and $52.1 million in the nine month periods ended June 30, 2001 and 2000, respectively, primarily for leasehold improvements and computer equipment.

     Investments in equity securities totaled $6.1 million at June 30, 2001, a decrease of $111.8 million or 95% from $117.9 million at fiscal year-end September 30, 2000, primarily related to impairment write-downs on our investments and decreases in the stock values of the technology companies that comprise our equity investment portfolio. Our investments that have readily determinable fair values are marked-to-market for changes in fair value that are considered temporary. Such changes are reflected as adjustments to stockholders’ equity. Other strategic investments in equity securities that are not publicly traded are carried at cost. We perform periodic reviews of our investments for impairment. During the nine month period ended June 30, 2001, we recorded non-cash impairment write-downs on our investments of $65.9 million. All of our investments in equity securities are comprised of strategic investments in publicly traded and private technology companies.

     From time to time, we have used debt and leases to partially finance capital purchases. At June 30, 2001, we had $11.3 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $7.4 million of our debt at June 30, 2001 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time.

     In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. The lease is for substantially more space than we will need for the next several years. The commercial real estate market in San Mateo County, California is volatile and unpredictable in terms of rental fees, occupancy rates and preferred locations. If we fail to sublease a significant portion or all of this new space, we will incur substantial additional operating expense during the lease term. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. This lease limits the liquidity of $9.4 million of our cash.

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

     Our capital and liquidity requirements depend on numerous factors, including market acceptance of our products, economic conditions impacting our revenue generation, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, the resources we commit to facilities, the extent and timing of our investments, the value of our investments in equity securities and real estate, acquisition costs, and the ability to raise capital and other factors. Management believes that we have adequate cash resources to fund operations for at least the next twelve months.

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

OUR FUTURE GROWTH DEPENDS ON THE COMMERCIAL SUCCESS OF EACH OF OUR NETWORK PRODUCTS AND OUR ABILITY TO LEVERAGE THESE TECHNOLOGIES TO DEVELOP AND INTRODUCE NEW PRODUCTS FOR EMERGING MARKETS.

     Our future growth substantially depends on the commercial success of our Traffic Server network cache product, our Content Delivery Suite, our Media Products, and our recently introduced content networking applications. The markets for these products are in their early stages and we cannot be sure that our target customers will widely adopt and deploy these technologies throughout their networks. Demand for our products has fluctuated significantly over the past several quarters as our core telecommunications and network service provider customers and prospects have deferred and downsized purchases and as the Content Delivery Network market has declined. We expect this business environment to continue for the foreseeable future, and expect we will need to continue to modify and enhance our products for multiple market segments including in particular the enterprise market. In this connection, we recently introduced a suite of content networking applications which includes Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. We are targeting these new products primarily towards network service providers and large enterprise customers and we expect revenues from these products to be modest over the next several quarters. We cannot be sure we will be successful in our development efforts or that our products will gain market traction. Our future success substantially depends on our ability to generate substantial and sustained revenues from our existing Network Products and new content networking products in each of our market segments and substantially increase the number of new and repeat customer transactions.

DEMAND FOR OUR STREAMING MEDIA PRODUCTS IS DEPENDENT ON INCREASING AVAILABILITY OF MEDIA CONTENT ON NETWORKS, THE BUILD OUT OF BROADBAND CAPABILITIES AND THE ESTABLISHMENT OF PROFITABLE BUSINESS MODELS BY OUR CUSTOMERS, AMONG OTHER FACTORS, ALL WHICH ARE OUTSIDE OF OUR CONTROL.

     The streaming media market is in its early stages and sales of our Media products to date have been modest and fluctuated from quarter to quarter. The amount of appealing streaming content currently available is relatively limited. The amount of streaming content available over public networks and enterprise networks must increase substantially for our potential customers to justify their purchase of our Media Products. Our Media Products are complex which may limit their market acceptance and deployment. Growth in sales of our Media Products in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace for our Media Products. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient demand for our Media Products in the service provider marketplace. As we focus on the enterprise content networking market, enterprises building out their content networks must realize the value of live and on-demand webcasts, training seminars and other media applications in order for our Media Products to be widely adopted. There can be no assurances that enterprises will adopt streaming or on-demand media solutions for the operation of their business or networks, or that our solutions will meet their requirements. Our Media products rely in part on continued access to third party technology that enables them to effectively recognize and stream media. Failure to maintain our current arrangements to use these third party technologies may adversely affect the appeal of our Media products.

OUR BUSINESS WOULD BE HARMED IF CUSTOMERS CHOOSE NOT TO USE OR PROMOTE OUR WEB SEARCH SERVICES.

     Revenues from our Web search services result primarily from the number of end-user searches processed by our Search Engine. Our agreements with customers do not require them to direct end-users to our search services or to use our search services exclusively or at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our Search Engine, and the ability of customers to monetize traffic from their Web site search pages. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. Many of our smaller search services customers have elected not to renew their contracts and our market opportunity from portals has become more limited. As a result, our Web search revenues are dependent on a relatively few number of major customers. In order for us to increase revenues from our Search Engine business, we will need to attract new customers, develop and deliver new search services, products and features to existing and future customers, establish deeper strategic relationships with our customers, and increase the adoption of our Index Connect and Search Submit services for content publishers.

WE MAY BE UNABLE TO GROW SALES OF OUR ENTERPRISE SEARCH PRODUCTS.

     The growth of our Portal Services revenue is dependent upon the growth of sales of our search software products to enterprises. Such revenues are derived from software license fees and fees derived from support and upgrades of such software. A number of factors could cause sales of our enterprise search products to slow or decline. We face intense competition from companies with more experience in the marketplace and who offer a broad set of products and services to our target customers. In addition, these companies have deeper strategic relationships and have established well developed channels to sell and distribute their products and services. We historically have sold our enterprise search products primarily at the departmental level within large enterprises, through a direct sales force. To expand our market opportunities, we will need to enhance our product and service offerings, effectively market our products as enterprise wide search and navigation solutions, and develop channel and licensing programs to extend our reach.

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

     We directly compete against multiple companies with our Network Products, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks and Volera. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our Network Products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

     We compete with a number of companies to provide Internet search and directory services and technology. In the Web services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Goto.com, LookSmart, Netscape Open Directory, Northern Light, and Yahoo. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In the search software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape. In addition, several large media and other Internet-based companies have made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

     Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software or hardware, including operating systems, browsers and network hardware in a manner that may discourage users from purchasing products offered by us. Also, current and potential competitors have or may have greater name recognition, more extensive customer bases and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share.

THE NETWORK INFRASTRUCTURE MARKET IS RAPIDLY CHANGING AND WE MUST DEVELOP, ACQUIRE, AND INTRODUCE NEW PRODUCTS AND TECHNOLOGIES TO GROW OUR REVENUES AND REMAIN COMPETITIVE.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

     We expect that a significant portion of our future revenues will come from our Network Products. We further expect that these revenues will come from licenses to a relatively small number of customers. The volume and timing of orders are difficult to predict because the markets for our Network Products are in their early stages and the sales cycle varies substantially from customer to customer. In addition, many customers in our target markets are scrutinizing their capital spending budgets in light of the slowing economy, and other customers have limited access to capital to fund operational needs. These companies are shifting their buying patterns as a result, taking a more cautious and measured approach to their network build-out plans. Historically, customer orders during a quarter have consisted of a small number of multi-million dollar deals and several other smaller orders ranging from $0.1 million to $0.5 million. The cancellation, deferral or reduction of even a small number of licenses of any of our Network Products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

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

OUR FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES, DISTRIBUTION AND SUPPORT ORGANIZATIONS.

     We will need to improve the effectiveness and breadth of our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require sophisticated sales efforts targeted at several people within our prospective customers’ organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we will need to effectively train and educate our sales force if we are to be successful in selling into the enterprise market.

     Our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical and marketing expertise. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take the next few quarters before our distribution partners will develop the expertise and skills necessary to effectively sell our products. We may be adversely affected if our distribution partners fail to ship products in a timely manner or according to agreed upon schedules. In recent quarters we have focused our efforts on entering into OEM relationships with prominent network hardware providers. Several risks arise in connection with these relationships including conflicts with our other sales channels, unpredictable product support obligations and reliance on such third parties for sales results.

     Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to continue to train our staff to support new customers, new product lines, the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries including the Internet, telecommunications and commerce.

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

     We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, Internet technology and service providers, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, enhance our product and service offering, and expand our sales, marketing and distribution capabilities. If we are unable to develop these key relationships or maintain and enhance existing relationships, particularly in the areas of streaming audio and video, our Traffic Server product and our new products for the content networking market, we may have difficulty selling our products and services.

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

THE GLOBAL WIRELESS INTERNET SPACE IS A NEW MARKET AND WE CANNOT BE CERTAIN THAT OUR ENTRY INTO THIS MARKET WILL BE SUCCESSFUL.

     We have been engaged in significant research and development for developing technology for the wireless marketplace. Our current product is focused on accelerating data delivery across wireless networks. The market for new wireless products and services is in an early stage of development and is rapidly evolving. The current market for wireless products and services is in flux both nationally and internationally. Our target customers, the wireless service providers, are deferring and delaying the introduction of new services and products which is likely to slow revenue generation from our wireless product. In addition, we have limited experience in the wireless market and cannot be certain that the market will develop in such a manner as to provide us with substantial revenue-generating opportunities. Several companies are developing products and services targeted to the wireless space, many of which are ahead of us in development and implementation. We expect competition to be intense. To facilitate our entry into the wireless space, we will need to modify our products and services, establish and manage strategic alliances with a variety of companies including wireless operators, content providers, hardware manufacturers and integrated service vendors, and hire new management, technical sales and other personnel. We cannot be certain that our entry into the wireless space will be successful.

THE LEGAL ENVIRONMENT IN WHICH WE OPERATE IS UNCERTAIN AND CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

     Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location or local systems. In addition, our Portal Services technology systems collect end-user information, which we use to deliver services to our customers and our customers use to deliver services to their users. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our Portal Services or facilitated by our Network Products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

INTERNET-RELATED LAWS COULD ADVERSELY AFFECT OUR BUSINESS.

     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. The United States Congress has enacted Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union has enacted its own privacy regulations as well as legislation governing e-commerce, copyrights and caching. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption, implementation or modification of laws and regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

WE HAVE CERTAIN CONTINUING OBLIGATIONS RELATED TO OUR RECENTLY DIVESTED COMMERCE DIVISION THAT MAY ADVERSELY AFFECT OUR FUTURE FINANCIAL RESULTS.

     In connection with the sale of our Commerce Division in March 2001, we assigned certain contracts to the acquirer, e-centives, Inc. Should a claim originate out of one these assigned contracts for a matter arising prior to the assignment, we may be obligated to indemnify e-centives for such claim. Such indemnification would involve expending management and financial resources to resolve the claim. In addition, certain customer contracts related to the Commerce Division were not assigned to e-centives. We are still obligated to provide the products and services to the customers under these contracts. We expect to expend financial and management resources to either fulfill or eliminate the obligations under these contracts. We also may incur unforeseen expenses as we continue to separate out and transition certain information technology infrastructure, sales and support methods and contract management functions.

ANY ACQUISITIONS WE MAKE COULD ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS.

     We have purchased six companies since September 1998 and may invest in or acquire complementary companies, products and technologies in the future. If we buy a company, we could have difficulty in assimilating that company’s personnel and operations and maintaining acceptable standards, controls, procedures and policies. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. There could be potential unknown liabilities associated with the purchased company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

     Our primary asset is the intellectual capabilities of our employees. We are therefore dependent on recruiting and retaining a strong team of personnel across all functional areas. Competition for these individuals is intense, and we may not be able to attract or retain the highly qualified personnel necessary for our success. Our employment relationships are generally at-will. We have had key employees leave us in the past and we can make no assurance that one or more will not leave us in the future. If any of our key employees were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our key employees have reached or will soon reach the four-year anniversary of their hiring date and will be fully vested in their initial stock option grants. While our key employees are typically granted additional stock options to provide additional incentive to remain with us, the initial option grant is typically the largest and an employee may be more likely to leave us upon completion of the vesting period for the initial option grant. In light of current market conditions, we may undertake programs to retain our employees that may be viewed as dilutive to our shareholders. We do not have key person life insurance policies covering any of our employees other than our Chief Executive Officer.

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

     We also have limited experience operating in foreign countries and managing multiple offices with facilities and personnel in disparate locations. We may not be able to manage our resources effectively, coordinate our efforts, supervise and train our personnel or otherwise successfully manage our resources. The laws and cultural requirements in foreign countries can vary significantly from those in the United States. The inability to integrate our business in these jurisdictions and to address cultural differences may adversely affect the success of our international operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 2, 2001 an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We were served the complaint on August 7, 2001 and at this time we are investigating it with the assistance of outside counsel.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  During the quarter ended June 30, 2001, we issued an aggregate of approximately 866,000 shares of our common stock in connection with the purchase of all of the capital stock of eScene Networks, Inc. The shares were issued pursuant to exemption under Regulation D, Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.2 (3)	Amended and Restated Certificate of Incorporation of Inktomi.

3.2a (6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.

3.2b (12)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.

3.4 (3)	Bylaws of Inktomi.

4.1 (3)	Specimen Common Stock Certificate.

10.1 (3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.

EXHIBIT
NUMBER	DESCRIPTION

10.2 (16)	1998 Stock Plan and form of agreement thereunder.

10.3 (3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.

10.4 (3)	1996 Equity Incentive Plan and form of agreement thereunder.

10.5 (3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.

10.6 (3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.

10.7 (10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.

10.8 (11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.

10.9 (11)	Employee Loan Agreement dated March 2, 2000 between Kirk D. Bowman and Inktomi.

10.10 (13)	Ultraseek Stock Option Plan and form of agreement thereunder.

10.11 (14)	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.

10.12 (14)	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.

10.13 (12)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.

10.14	Reserved for future use.

10.15	Reserved for future use.

10.16 (1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.

10.17 (4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.

10.18 (2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1)

10.19 (16)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.

10.20 (5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2)

10.21 (1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.

10.22 (6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.

10.23 (8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.

10.24 (9) 10.25 (7)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder. Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3)

10.26 (16)	Amendment to 1996 Equity Incentive Plan.

10.27 (16)	Amendment to C2B Technologies 1997 Stock Plan

10.28 (16)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.

10.29 (16)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.

10.30 (15)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.

10.31 (17)	Amendment to the Ultraseek Stock Option Plan.

10.32 (17)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.

10.33 (18)	Participation Agreement dated August 24, 2000 between Inktomi, Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc. and the amendment thereto dated May 7, 2001.

10.34 (18)	Employee Loan Agreement dated April 30, 2001 between Inktomi and Edward Hally.

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

(12)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(14)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(15)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(16)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.

(17)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(18)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2001.

(b)	REPORTS ON FORM 8-K

On April 12, 2001, we filed a Report on Form 8-K to report the divestiture of our Commerce Division to e-centives, Inc. Filed with this report was Inktomi Corporation Pro Forma Condensed Consolidated Information as required by Item 7 on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Inktomi Corporation

Date: August 14, 2001	By:	/s/ Jerry M. Kennelly

Jerry M. Kennelly, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)