Form 10-K
period 2001-09-30
INKTOMI CORP
filed 2001-12-31
CIK 1024302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

Common Stock, $0.001 Par Value
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Based on the closing sale price of the Common Stock on the NASDAQ National Market System on November 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $692,144,202. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 143,019,218 at November 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

INKTOMI CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

      This report on Form 10-K and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; our ability to successfully penetrate the enterprise market; our ability to develop and deliver more point applications; our ability to continue to support the service provider market; our success in generating sales through our OEM partners; our ability to introduce new products and services and enhance existing products and services to meet customer needs, particularly in the area of on-demand and live streaming media; our expected expenses and cash reserves for future periods; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading network technologies; the possibility of acquiring complementary businesses, products, services and technologies; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings “Factors Affecting Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

PART I

Item 1.     Business

Overview

      Inktomi Corporation is a leading provider of scalable network infrastructure software and services. Inktomi develops, markets, licenses and supports a range of network infrastructure applications that enhance the performance and intelligence of large-scale networks, enabling enterprises and network service providers to publish, distribute, manage and retrieve content quickly and efficiently.

      Our primary software products include our Traffic Server network cache platform, a powerful caching technology that enables frequently accessed information to be stored in and served from dedicated local systems close to the users who use the information most often; our Content Delivery Suite, a set of applications that manage the complex task of distributing and tracking content and applications across service provider and enterprise networks; our Media Products, technologies that enable live and on-demand broadcasting across enterprise and service provider networks; and Inktomi Enterprise Search, a comprehensive information retrieval platform that delivers access to content across an enterprise, regardless of location, language, or file format.

      In July 2001, we introduced the following new software products designed to further our presence in the enterprise market and provide enhanced solutions to our service provider customers: Traffic Edge, an intelligent, content-aware edge server that caches and delivers audio, video and other large content files storing such frequently requested content at the edge of the network; Traffic Core, a robust solution that provides application level networking and routing capabilities for content as it flows between the network core and end users; and Traffic Controller, an application that manages and monitors both core and edge software, providing end-to-end visibility and network-wide control over content. Together, Traffic Edge, Traffic Core and Traffic Controller make up the Inktomi Content Networking Platform. We also introduced Inktomi Media Publisher, an advanced solution that allows enterprises to integrate content publishing, scheduled distribution, and search retrieval into a single, end-to-end business solution that manages audio, video and other large content files. We have combined the products of the Inktomi Content Networking Platform with the Inktomi Media Publisher to create a solution specifically for enterprises, the Enterprise Communications Suite.

      We also provide Web search engine services for several portals and destination sites on the Internet. The Inktomi Search Engine provides a customizable, private label solution that offers portals and destination sites the ability to serve differentiated, highly relevant search results. The Inktomi Search Engine, through its paid inclusion services, provides content publishers greater access to end users through portal and destination site customers of our search engine services.

      Based in Foster City, Calif., we were incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, “Inktomi,” “the Company,” “our,” “us,” “we” and similar expressions refer to Inktomi Corporation and its subsidiaries. Inktomi, Essential to the Internet, Traffic Server, Content Delivery Suite, Content Bridge, Search Everywhere, Traffic Edge, Traffic Core, Traffic Controller, Inktomi Media Publisher and the tri-colored cube design and other marks are service marks, trademarks and registered trademarks of Inktomi Corporation in the United States and in other countries. All other trademarks, trade names or service marks appearing herein are owned by their respective owners.

Business Background and Strategy

      Historically, sales to the Internet service provider market have comprised a substantial portion of our revenues. Since the introduction of our first software products in 1998, Internet portals, Internet service providers, content distribution network providers and hosting providers have been an important and consistent customer base. We expect to continue to support and sell new products to this market and to pursue new service provider customers, particularly in the Asia-Pacific region, and we expect that revenues from these markets will continue to account for a significant percentage of our revenues.

      In response to the changing market environment for service providers in North America and Europe, we recently refocused our business and sales strategies to provide our software solutions to the enterprise market. Through acquisitions and internal development, we have created a portfolio of network infrastructure software products to address the content and information management and distribution requirements of large enterprises.

      In July 2001, we introduced several new products designed to further our enterprise software strategy and to provide enhanced solutions to our service provider customers. These products include Inktomi Media Publisher, Inktomi Traffic Core, Inktomi Traffic Edge, and Inktomi Traffic Controller. In an effort to penetrate the enterprise market we are offering some of our products such as Inktomi Enterprise Search and Inktomi Media Publisher individually as low-cost, easily deployed solutions. In addition, Inktomi products are available through our OEM partners, who offer server-based appliances that embed our caching and streaming media products. For organizations with more complex requirements, we offer comprehensive end-to-end software solutions tailored to the requirements of the enterprise.

      We reorganized our sales organizations and modified our sales strategies in the quarter ending September 30, 2001 in response to our changing business focus. We are actively marketing our infrastructure software solutions to new enterprise accounts as well as to our installed base of enterprise customers that have licensed Inktomi Enterprise Search. We have focused our sales force on establishing new relationships by offering our low-cost, high value applications as an entry point into the enterprise and then leveraging those relationships to offer our more comprehensive infrastructure applications and architecture. Finally, we recently combined our separate product sales forces for content networking and enterprise search into one integrated sales force where each salesperson is responsible for marketing and selling our complete product line.

      We believe that to market to a large number of enterprises, we will also need to access the existing enterprise relationships of our OEM partners through their substantial direct sales forces and distributor relationships. To date, we have entered into OEM distribution agreements with Dell Computer Corporation, Compaq Computer Corporation, F5 Networks Corporation, Hewlett-Packard Company and the 3Com Corporation. These distribution partners market and sell servers pre-loaded with our network caching and streaming media technologies.

      Compared with the service provider market, the enterprise market is in a relatively early stage with respect to its implementation of network infrastructure products such as those we offer. We cannot predict how the market for our enterprise solutions will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, communications, cost and other benefits of our products. Our future revenues and revenue growth rates will depend in large part on our success in creating market acceptance of our enterprise solutions.

Products and Services

      We develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks.

Software Products

      Today’s networks are becoming more diverse, are carrying increasing traffic from growing user bases, and need to deliver increasingly complex information including audio and video in live streaming and on-demand formats. Enterprise networks are growing rapidly by moving away from closed systems to open networks, connecting employees, suppliers and customers in locations all over the globe. These challenges are placing a high demand on network providers to control the operating costs of their networks, while offering up-to-date and innovative services. Our software products are designed to solve these challenges by allowing our target customers to publish, distribute, manage and retrieve large amounts and disparate types of content.

      Traffic Server. Traffic Server is a network cache platform designed to enable network providers to manage bandwidth resources more effectively, significantly improve the quality of service for their end users, and offer new value-added services. At the core of the Traffic Server platform is a highly scalable, high-performance cache server that is designed to reduce Internet congestion and increase overall network efficiency by intelligently eliminating redundant traffic and smoothing traffic patterns, thereby leveraging and enhancing existing bandwidth within the network. Traffic Server is designed to be particularly effective in alleviating information delivery bottlenecks during peak periods of network usage and bursts in traffic volume driven by news and other significant events, thereby significantly enhancing the online experience for the end user.

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

      Traffic Server has been designed to integrate quickly and easily into existing network infrastructures of both service providers and enterprises. Traffic Server runs on standard off-the-shelf servers, including servers made by Sun, Hewlett-Packard and Intel, and other servers running standard operating systems, including Solaris, Linux, and Windows 2000. Traffic Server inter-operates with standard networking equipment, and is compatible with standard Web browsers and supports an array of popular Internet protocols, including HTTP, FTP, RTSP, NNTP, ICP and SNMP. We license Traffic Server based on the number of CPUs or nodes running the software, and also on the throughput of Traffic Server. Upgrades and support are priced separately.

      Content Delivery Suite. Our Content Delivery Suite is a robust software solution for content distribution, delivery and management. As more complex information is delivered to increasing numbers of users, locating content at many delivery points across the network is important to performance and availability. Our Content Delivery Suite provides all of the tools needed to distribute diverse content across network servers and caches, and to manage and monitor distributed content and applications. The Content Delivery Suite includes the Content Distributor, which proactively distributes and synchronizes content and applications across live servers and caches within global networks. The Content Delivery Suite integrates seamlessly with our Traffic Server network cache platform for content storage and the delivery of content services. Together, Content Delivery Suite and Traffic Server are intended to provide a complete infrastructure solution for the distribution, delivery and management of content and applications. We license the Content Delivery Suite based on the number of CPUs or machines running the software and provide upgrades and support separately.

      Media Products Overview. The number of broadcasts of audio and video across the Internet and enterprise networks is growing rapidly. However, current live and on-demand broadcasts of audio and video on the Internet and enterprise networks suffer from sound and visual quality shortfalls, service failures from the strain of the bandwidth demand and an inability to measure usage information. We have focused our Media efforts over the past year on developing and marketing software products that specifically address these problems. We believe our technology delivers the distribution and management capabilities needed to build reliable, high-value broadcasting businesses; offer enterprises the ability to communicate with employees, customers and partners through a robust streaming communication infrastructure; take advantage of the reach, scalability and ubiquity of Internet and intranet networks; reach targeted audiences of all sizes at any location; and monitor, measure and analyze the audience and manage network performance. Our Media Products include MediaBridge, MediaBridge ServerLinks, Broadcast Manager and Media-IXT.

           MediaBridge. MediaBridge is a software component designed to deliver live streaming broadcasts with a high-level of reliability. Media Bridge utilizes an application-level multicasting approach that requires less bandwidth than existing streaming technologies, makes more efficient use of underlying network infrastructure and delivers a better quality broadcast to the audience. MediaBridge nodes work in unison to determine the optimal paths for distributing content across the network and can recognize network congestion and server or link failure and re-route streams around trouble spots, enabling streaming content to seamlessly bypass node failures and network blackouts. MediaBridge can stream content into any node on the network, from anywhere at anytime, and deliver it wherever the audience is located. It can spread the load across the network, reducing stress so the audience can count on a better quality broadcast, delivered reliably and consistently.

           MediaBridge ServerLinks. MediaBridge ServerLinks is a software component designed to distribute streaming broadcasts over a single network using leading player formats. The ServerLinks form fast, flexible and reliable connections between the MediaBridge nodes and the platform-specific media servers at the edge of a network. The ServerLinks also actively gather and aggregate data during broadcast such as audience size and location, what the audience is watching and listening to and for how long.

           Broadcast Manager. Broadcast Manager is a software component designed to gather data from every node in a streaming network in real time to improve a broadcast mid-stream, or to use it later to plan and enhance future broadcasts. Broadcast Manager provides a complete picture of the network during every broadcast, with the capability to scan the entire network or drill down to an individual stream or link. Broadcast Manager can also monitor and manage the amount of bandwidth served, concurrent streams, stream paths, information distribution rates and information packet loss. Broadcast Manager alerts the user when a server goes down and keeps the user up-to-date on bandwidth allocation to ensure all audience members stay connected.

           Media-IXT. Media-IXT is designed to enable networks to deliver high-quality streaming content on-demand, such as entertainment, news or business-critical communications like executive broadcasts and sales presentations. Media-IXT integrates seamlessly with the Traffic Server network cache, storing audio and video files at the edge of the network and streaming them in a way that provides users with a high quality experience.

      We typically license MediaBridge, MediaBridge ServerLinks and Broadcast Manager in a single bundle per CPU, per system or per node, depending on the customer deployment. We generally license Media-IXT in conjunction with Traffic Server. Upgrades and support are priced separately.

      Traffic Edge. Traffic Edge leverages our caching, content distribution, media and management techonology and is designed as a “universal edge node.” Traffic Edge is an integrated edge delivery system installed on servers located at the edge of the network that optimizes the distribution of static and streaming content by storing content close to end users, resulting in significant bandwidth savings. Traffic Edge works seamlessly with Inktomi Traffic Core software to achieve fast and reliable content delivery. Traffic Edge is compatible with standard server hardware and other end-user device and also provides integrated authentication control to manage access to streaming content through directory access protocols and content filtering technology. In addition, it can support value-added service plug-ins such as content transformation, filtering and virus checking.

      Traffic Core. Traffic Core is an intelligent, policy-driven content routing system that manages the flow of Internet Protocol (IP)-based traffic as it travels from the core to the edge of the network. Traffic Core serves as the nucleus within distributed networks. Inktomi Traffic Core interoperates with existing IP networks and improves their efficiency, without requiring additional deployment of IP multicast hardware. Inktomi Traffic Core software intelligently transmits only one copy of a piece of content to multiple recipients for bandwidth savings and rapid scalability as well as automatically redirects content around network failures or congestion using the most efficient route. In addition, this product distributes and controls text, graphics, applications, and live and on-demand streaming media to multiple types of delivery vehicles, such as Web, cache, media and application servers.

      Traffic Controller. Traffic Controller software seamlessly integrates with Inktomi Traffic Core and Traffic Edge products to deliver a comprehensive network management solution. It provides robust control and visibility of content, bandwidth and usage data through a rich graphical interface. Inktomi Traffic Controller software aggregates network performance and usage information of Traffic Edge and Traffic Core nodes, Web servers, and media servers to provide real-time monitoring and management of network characteristics and performance. This software also provides audience-viewing metrics for companies to better measure content usage.

      Traffic Edge, Traffic Core and Traffic Controller have been designed to integrate quickly and easily into existing network infrastructures. These products run on standard off-the-shelf servers and other servers running standard operating systems. These products inter-operate with standard network equipment, are compatible with standard Web browsers and support an array of popular Internet protocols, including HTTP, FTP, RTSP, NNTP, ICP and SNMP. We license Traffic Edge, Traffic Core and Traffic Controller as separate products and as part of our Content Networking Platform and our Enterprise Communications Suite. We license Traffic Edge based on the aggregate throughput of bandwidth being served at the edge. Traffic Core is licensed on the number of nodes running the software. We license Traffic Controller based on the total number of Traffic Edge and Traffic Core nodes being managed. Upgrades and support are priced separately.

      The underlying technology that coordinates content distribution across Traffic Core and Traffic Edge nodes and tightly monitors, manages and controls with Traffic Controller, is our Application Level Networking technology (ALN). ALN is the key Inktomi technology that enables Traffic Core and Traffic Edge nodes to coordinate with one another to provide intelligent distribution of content (versus discrete packets) throughout the network. ALN is made up of protocols and a communication framework that sit on top of IP and IP Multicast and provide many of the benefits of IP Multicasting without requiring any changes or upgrades to the underlying IP infrastructure.

      Inktomi Media Publisher. Inktomi Media Publisher is designed to enable enterprises to organize, schedule, personalize and display rich media content through an online catalog of programs organized into customizable channels and categories. This software product also incorporates features that allow for the creation, administration and instant archiving of live presentations. Inktomi Media Publisher incorporates our Enterprise Search software, which enables indexing and retrieval of files managed with Inktomi Media Publisher, ensuring that communications archives are easily accessible from the desktop.

      Inktomi Media Publisher software is installed on a server and is configured to interact with a local database and all necessary file and media repositories. Inktomi Media Publisher can be installed as a standalone product or as part of larger deployment that includes Inktomi’s Content Networking Platform. Integration with the Content Networking Platform enables Inktomi Media Publisher to perform more advanced content management and content distribution tasks necessary for bandwidth and network optimization of media.

      The Inktomi Media Publisher is licensed on a per CPU model in configurations that include and do not include advanced live media event management functionality. Additional instances of the software, called Domains, as well as, additional administrator seats may also be licensed. Upgrades and support are priced separately.

      Content Networking Platform. We have bundled together our Traffic Edge, Traffic Core and Traffic Controller products to offer the Inktomi Content Networking Platform (CNP). CNP provides an intelligent end-to-end solution for the distribution, delivery and management of all IP content, including streaming media, throughout a network. The Inktomi CNP creates an intelligent layer above a network’s existing IP infrastructure. This network overlay improves performance, reduces operating costs and enables the delivery of live and on-demand streaming media, as well as other bandwidth intensive content without negatively impacting network operations or requiring the purchase of costly hardware upgrades. This platform optimizes content delivery to the edge of the network while protecting underlying network resources from otherwise uncontrolled IP traffic. The Inktomi CNP is designed for both enterprise and service provider customers.

      The Inktomi CNP enables enterprises to move, manage and control information across virtual private, satellite and terrestrial networks, both within and outside the firewall. Enterprises can also scale streaming media by distributing bandwidth-intensive content to the network edge without impacting other business applications or the corporate wide area network. With this technology, an enterprise may increase the productivity of its employees, customers and partners by enabling rich forms of communication such as executive broadcasts, earnings announcements, online trading and corporate TV programming. In addition, enterprises can utilize the CNP to optimize the distribution and management of non-streaming content, such as large documents or application data, within its organization. This technology also enables enterprises to increase productivity through lower administrative and bandwidth costs as well as through online sales training and other communications that reduce travel expenses.

      The Inktomi CNP provides network service providers with the capability to move beyond simply providing Internet access. A service provider who adds the Inktomi CNP to its existing network infrastructure can offer value-added services such as pay-per-view, targeted advertising, performance streaming and Internet content acceleration. The service provider can then offer these value-added services to its customers for a premium.

      Enterprise Communications Suite. The Enterprise Communications Suite is designed to help enterprises securely publish, distribute, manage and retrieve information through their networks in an efficient and cost-effective manner. The Enterprise Communication Suite is comprised of the Inktomi CNP and the Inktomi Media Publisher. Enterprises utilizing the Enterprise Communications Suite are able to connect users with relevant content regardless of the distance or underlying bandwidth, distribute information such as Web pages media and applications to edge access points, manage access to content in a secure and reliable way, stream media without negatively impacting other business-critical applications and optimize bandwidth usage and savings.

      Enterprise Search. Our search software products include Search/ Enterprise, Search/ Site and Search/ CCE. Search/ Enterprise is designed to enable an enterprise to crawl and index content within its private intranet and make this information searchable by its employees. Search/ Site is designed to enable an enterprise to crawl and index content on a public Internet site and make this information searchable by customers, prospects and other visitors. Either search product allows content to be searched through a traditional search box, or, by bundling the product with our Search/ CCE product, through a category structure. Our search software products have won industry acclaim for their ease-of-use and scalability.

      Our search software products are designed for scalability and high-quality search results. Each product incorporates a management environment that enables the product to be deployed quickly and with a minimum of ongoing operations. These features enable corporate intranets and public Web site owners to quickly enable search in their network and ensure the service will grow as their sites add content. Our software products are able to index not only Web pages but more than 200 file types including Office, HTML, XML, text, RTF, MS Office, PDF, PostScript, FrameMaker, Lotus SmartSuite and WordPerfect. They also handle formats in English, French, German, Spanish, Portuguese, Italian, Dutch, Swedish, Norwegian, Danish, Finnish, Chinese and Japanese. Our software products run on various operating systems including Solaris, Windows and Linux.

      We license our search software products based on the number of documents being searched. Upgrades and support, and add-on components are priced separately.

Web Search Services

      We entered the Internet search services market in May 1996 as the first OEM search infrastructure provider. Our search services enable our customers to provide a variety of online search services to end-users. We use the Inktomi Search Engine to provide search results information to our customers, who in turn incorporate these results into their online offerings to end users. We provide and manage hardware, software and operational aspects of the Inktomi Search Engine and the associated database of Internet content. We also provide the customer with a programming interface and software tools to enable the customer to custom design its own search service user interface. The user interface communicates with the Inktomi Search Engine via a communication protocol, called the Inktomi Data Protocol. Separating the user interface enables this portion of the service to reside in a different physical location from the Inktomi Search Engine and to run on the customer’s choice of computing equipment. In addition, the customer can customize the user interface as to look and feel and functionality and can change the user interface at any time without affecting the operation of the Inktomi Search Engine. This turn-key model allows us to serve multiple customers while continuing to concentrate on developing our core search engine technology.

      Our Search Engine comprises a crawler, an indexer and search engine servers. The crawler and indexer are software programs that collect and organize information, and store that information on the cluster of search engine servers. The search engine servers are a collection of workstations that are linked together as a coupled cluster through the use of Inktomi’s software. The search engine servers provide powerful full-text query operations, including full Boolean support, date restrictions and the recognition of multimedia files and other embedded objects. Search results are relevance-ranked using state-of-the-art text indexing and concept induction methods. Advanced searching features allow end users to specify the number and types of responses to a search.

      We generate search service revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, content provider paid inclusion fees, license fees and support fees. Our search services revenues result primarily from the number of end-user searches that are processed by the Inktomi Search Engine and the level of advertising revenue generated by customers. We have historically generated our search services revenues directly from Internet portal and other online destination site customers. We have recently launched a number of initiatives to broaden the revenue sources associated with our search services, focusing on providing enhanced services to content providers and other companies who desire to be more easily found on the Internet.

Sales and Marketing

      Our sales strategy is to pursue opportunities with large accounts through a direct sales force, and to penetrate various targeted market segments through multiple indirect distribution channels.

      We currently maintain direct sales personnel in several locations throughout the United States, managed through four regions consisting of the Western region, the Central region, the Northeast region and the Eastern region. Our direct sales force is generally organized into individual account teams, each consisting of a sales representative and a systems engineer. We generate leads from contacts made through seminars, conferences, telesales programs, trade shows, customers and ongoing public relations and advertising programs. We qualify the leads and assign an account team to major prospective customers. Our account teams and sales personnel are empowered to sell the full line of our products. The account team initiates the sales process, which generally involves multiple presentations to information technology and business professionals within the prospective customer’s organization. As part of the initial sales process, our account teams attempt to seed customers with our point applications that have shorter sales cycles and which provide an up-sell opportunity for our infrastructure products. Account teams are assisted by engineers, specialists and management in order to complete a sale. Sales of our software products generally include a pilot implementation, successful completion and testing of which is a prerequisite to full-scale deployment.

      In order to achieve broad distribution of our products and services, we have established multiple indirect distribution channels, including OEMs, resellers, systems integrators and joint marketing partners. These channels are intended to increase geographic sales coverage and to address small and medium sized customers. As part of our strategy to sell our products into the enterprise market, we have entered into OEM relationships with major hardware vendors to market and sell their hardware pre-loaded with our caching and streaming media products. To date, we have entered into OEM distribution agreements with Dell Computer Corporation, Compaq Computer Corporation, F5 Networks Corporation, Hewlett-Packard Company, and the 3Com Corporation. We believe these OEM relationships will drive sales in the future.

      We believe it is important to have a strong international presence and intend to continue to translate and localize our products and services to address international markets. We have generally focused our international efforts on Europe and Asia Pacific and have established sales offices throughout these regions. In Europe, our sales have been generated principally through direct efforts and in Asia Pacific, our sales have been generated principally through our channel partners.

      We conduct a variety of programs worldwide to stimulate market demand for our products, including public relations activities, advertising, trade shows and collateral development. These programs are focused on our target markets and are designed to create awareness and generate sales leads.

Customer Service and Support

      We believe that a high level of customer service and support is critical to the successful marketing, sale, and deployment of our products. We have developed a comprehensive service and support organization to manage our service provider customer accounts and expect to continue to adapt our capabilities to address support needs of our enterprise customers.

      We provide a base level of technical support to our customers through support agreements. The base level of support includes remote assistance with installation, configuration and initial set-up of the application, run-time support, and software releases. For additional fees, a customer may choose to receive support during extended hours. We generally provide support via e-mail, our Web site, fax and telephone.

      We also provide a variety of professional services to our customers. These services include customer network evaluation and implementation guidance, assistance with installation, configuration and initial set-up of the application at the customer’s facility,network growth and other scaling recommendations and training.

      We require highly trained customer service and support personnel to support our products. The hiring of customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Research and Development

      We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology, and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves all functional groups and all levels within Inktomi and is designed to provide the framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market successfully. In addition, we have actively recruited and hired key computer scientists, engineers and software developers with expertise and degrees in the areas of massively parallel computing, networking and mathematics, and have complemented these individuals by hiring senior management with extensive backgrounds in the network infrastructure, enterprise software and Internet industries. Through this mix of personnel, we strive to create and maintain an environment of rapid innovation and product development.

      Our current research and development efforts are focused on adding features and functionality across each of our current applications, developing stronger integration among our current applications, modifying and adapting our products and services for use with enterprise networks and developing low-cost and high-value applications. Our research and development expenses totaled $77.9 million, $59.7 million and $29.3 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

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

      We directly or indirectly compete against multiple companies with our software products, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks and Volera. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable

TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

      In the search software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape.

      We compete with a number of companies to provide Internet search and directory services and technology. In the Web services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Overture, LookSmart, Northern Light, and Yahoo. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In addition, several large media and other Internet-based companies have made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

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

      Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third-party infringement claims as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to Inktomi for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. To this point, in August 2001, Network Caching Technology L.L.C. (NCT) initiated an action against us that our caching products violate one or more patents owned by NCT. The complaint seeks compensatory and other damages and injunctive relief. This case, and any future actions initiated against us, will be time consuming and expensive to defend, will direct management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

      Our products and services operate in part by making copies of material available on the Internet and other networks and aggregating this content within centralized or distributed applications. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content, copying, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any our Web search business or facilitated by our software products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Employees

      We had 774 full-time employees as of September 30, 2001. On October 2, 2001, we announced a restructuring which resulted in the elimination of 115 full-time employee positions. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Item 2.     Properties

      Our corporate headquarters consist of approximately 177,000 square feet of office space in Foster City, California. In June 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters. Immediately prior to the closing, the agreement was assigned to a third-party lessor under the terms of a lease finance structure. In accordance with this agreement, we have created and will maintain a cash collateral account that limits the liquidity of approximately $119.6 million of our cash. We have sublet a portion of our headquarters facilities through July 2006 to various subtenants for an aggregate future rental expense offset of $18.8 million.

      In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. The lease is for substantially more space than we will need for the next several years. The commercial real estate market in San Mateo County, California is volatile and unpredictable in terms of rental fees, occupancy rates and preferred locations. If we fail to sublease a significant portion or all of this new space at or above the rate we are paying under the lease agreement, we will incur substantial additional operating expense during the lease term. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. Payments under the lease will commence when the property is delivered to Inktomi by the developer. We expect this delivery to occur in the quarter ending March 31, 2002. This lease limits the liquidity of $9.3 million of our cash.

      We also lease space in Atlanta, Beijing, Carlsbad (California), Dallas, Denver, Downers Grove (Illinois), Herndon (Virginia), Issaquah (Washington), Kuala Lampur (Malaysia), London, Madrid, Munich, Needham (Massachusetts), New York, Paris, Redwood Shores (California), Rome, San Francisco, South San Francisco, San Mateo, Seoul, Shanghai, Tulsa and Tokyo. The Herndon, Virginia lease covers approximately 25,000 square feet and expires in July 2005. The London leases cover approximately 8,500 square feet and expires September 2015. The Tokyo lease covers approximately 7,000 square feet and expires in October 2003. There are two San Francisco leases that cover approximately 30,000 square feet of office space and expire in December 2002 and July 2004. The Needham, Massachusetts lease covers approximately 15,000 square feet and expires in July 2003. The Redwood Shores lease covers property that has been sublet to e-centives, Inc. in connection with their acquisition of our Commerce Division. The remaining leases are executive leases for local sales offices.

Item 3.     Legal Proceedings

      On August 2, 2001, an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We were served the complaint on August 7, 2001. We subsequently filed a response denying the allegations and asserting a number of defenses. We intend to vigorously defend against this action.

      Other than as described above, we are not involved in any legal proceedings at this time that we currently believe would be material to our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock is quoted on the NASDAQ National Market under the symbol “INKT”. The following table shows the high and low daily closing sale prices per share of our Common Stock as reported on the NASDAQ National Market for the periods indicated:

	High	Low

Fiscal 2000:
First Quarter	$100.19	$47.81
Second Quarter	231.63	80.50
Third Quarter	180.88	92.00
Fourth Quarter	139.00	98.31
Fiscal 2001:
First Quarter	108.94	17.88
Second Quarter	18.63	5.74
Third Quarter	10.96	2.79
Fourth Quarter	9.17	2.25
Fiscal 2002:
First Quarter (through November 30, 2001)	6.19	2.70

      As of November 30, 2001, there were approximately 1,357 holders of our Common Stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	For the Year Ended September 30,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Total revenues	$198,562	$224,217	$73,503	$21,355	$5,853
Operating loss	(239,989)	(41,420)	(37,619)	(30,428)	(12,229)
Net loss	(296,482)	(27,340)	(33,028)	(29,915)	(12,409)
Basic and diluted net loss per share	(2.36)	(0.24)	(0.32)	(0.38)	(0.45)
Weighted average shares outstanding used in calculating basic and diluted net loss per share	125,608	113,030	102,033	79,252	29,609

CONSOLIDATED BALANCE SHEETS DATA:

	September 30,

	2001	2000	1999	1998	1997

	(In thousands)
Cash and cash equivalents and short-term investments	$84,513	$218,511	$304,214	$54,711	$7,921
Long term restricted cash	128,957	119,616	—	—	—
Investments in equity securities	1,381	117,898	8,180	—	—
Working capital	7,672	165,328	298,764	40,949	3,428
Total assets	583,123	919,256	385,337	78,946	16,606
Debt and capital lease obligations, less current portion	5,649	3,748	8,293	9,074	5,094
Total stockholders’ equity	471,981	803,062	343,867	50,184	5,700

Note:	All historical information has been restated to reflect the acquisitions of C2B Technologies, Inc. in September 1998, Impulse! Buy Network, Inc. in April 1999, WebSpective Software, Inc. in October 1999, and FastForward Networks, Inc. in October 2000. Each of these acquisitions were accounted for as a pooling of interests.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Inktomi Corporation is a leading provider of scalable network infrastructure software and services. Inktomi develops, markets, licenses and supports a range of network infrastructure applications that enhance the performance and intelligence of large-scale networks, enabling enterprises and network service providers to publish, distribute, manage and retrieve content quickly and efficiently.

      In this filing, we are changing how we classify revenues. In past filings, we classified revenues as either Network Products or Portal Services. Network Products included revenues from our software license products and related services other than Enterprise Search software, and Portal Services included revenues from our Web search engine, Commerce engine and Enterprise Search software. In the past fiscal year, we divested our Commerce business, restructured our business to align all of our software products under single management, and saw service revenues associated with our software products become a larger percentage of revenue. Accordingly, in this filing and future filings, we have classified revenues for this period and all earlier periods as licenses, services or Web search services. We believe this change in classification of revenues better reflects the division of our products and services.

      Licenses revenues are composed of license and upgrade fees in connection with our software products including Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products, enterprise search products and our recently introduced products, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products are generally based on the number of documents being searched.

      Services revenues are composed of revenues generated through consulting and support fees related to our software products and through fees generated from our Commerce Engine. Consulting and support fees are recognized ratably over the service period as the services are performed. We completed the sale of our Commerce Division in March 2001 and, therefore, services revenues for the quarters ended June 30, and September 30, 2001 consisted of only consulting and support fees.

      Web search services revenues are generated through a variety of contractual arrangements related to our Web search services, which include general service fees, per-query search fees, search service hosting fees and database inclusion fees, all of which are recognized in the period earned.

      In fiscal 2001, the business climate in general and our target service provider market in particular experienced a dramatic decline. This adversely impacted our ability to generate revenues or maintain the revenue growth we achieved in fiscal 2000. We have undertaken a number of initiatives to adjust to this new business environment including instituting a strategy of developing and marketing products and services for the enterprise market, reducing expenses through strong cost cutting measures and work force reductions and integrating our sales force such that each person is responsible for selling our complete line of products. We believe that gaining traction from these efforts will take the next several quarters and be subject to a number of risks and uncertainties.

      Our strategy is to grow organically as well as through acquisition. Since fiscal 1998, we have made seven acquisitions and one disposition. In September 1998, we acquired C2B Technologies, Inc., and in April 1999, we acquired Impulse! Buy Network, Inc., to initiate our online commerce efforts. In October 1999, we acquired Webspective Software, Inc., a developer of content distribution and management software. In July 2000, we acquired Ultraseek Corporation, and entered into the licensed search and navigation software business. In October 2000, we acquired FastForward Networks, Inc., a developer of software solutions for efficiently enabling streaming media over networks. In December 2000, we acquired various business assets of Adero, Inc. relating to billing, settlement and traffic reporting and licensed other related technologies. In March 2001, we divested our online commerce business to e-centives, Inc. In June 2001, we acquired eScene Networks, Inc., a developer of advanced streaming media applications and services. The C2B, Impulse! Buy, Webspective and FastForward transactions were all accounted for as a pooling of interests. The Ultraseek, Adero and eScene transactions were each accounted for under the purchase method of accounting. All financial information contained herein has been adjusted to reflect these transactions. For additional details on these transactions, please refer to Note 1 of the Notes to Consolidated Financial Statements included with this Annual Report.

Results of Operations

      The following table sets forth our results of operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	For the Year Ended
	September 30,

	2001	2000	1999

Revenues
Licenses	54%	61%	54%
Services	20%	16%	8%
Web search services	26%	23%	38%

Total revenues	100%	100%	100%
Cost of revenues
Licenses	4%	3%	1%
Services	9%	6%	5%
Web search services	12%	10%	15%

Total cost of revenues	25%	19%	21%
Gross Profit	75%	81%	79%
Operating expenses
Sales and marketing	70%	54%	76%
Research and development	40%	27%	40%
General and administrative	12%	9%	12%
Amortization of intangibles and other assets	35%	6%	—
Impairment of intangibles and other assets	23%	—	—
Restructuring	6%	—	—
Purchased in-process research and development	0%	2%	—
Acquisition-related costs	10%	2%	2%

Total operating expenses	196%	100%	130%
Operating loss	(121)%	(18)%	(51)%
Impairment of investments	(33)%	—	—
Other income, net	5%	7%	6%

Pretax loss	(149)%	(11)%	(45)%
Income tax provision	(1)%	(1)%	—

Net loss	(149)%	(12)%	(45)%

Fiscal Years Ended September 30, 2001 and 2000

     Revenues

      Revenues totaled $198.6 million in fiscal 2001, a decrease of $25.7 million or 11% from revenues of $224.2 million in fiscal 2000. No single customer represented over 10% of total revenues in either fiscal 2001 or 2000. We market and sell our products to customers located in the United States and abroad, both through our direct sales force and through our channel partners. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build-out of our international operations. We have generated most of our revenues through direct sales efforts, except in Asia where our revenues have been principally generated through our channel partners.

      License revenues totaled $106.7 million in fiscal 2001, representing a decrease of $29.1 million or 21% from license revenues of $135.8 million in fiscal 2000. A majority of our license revenues to date have been generated from service providers. In previous fiscal years, service providers were investing substantial amounts of capital to build out their networks to address Internet opportunities. In fiscal 2001, this segment substantially curtailed spending in response to the challenging economic environment. Our year to year decrease in license revenue is attributable in part to this decrease in spending by service providers. We believe that in the short term until our enterprise focus takes hold, our revenues will be derived substantially from service providers with revenue contribution from enterprises increasing over time. We also expect license revenue through our OEM relationships to contribute to revenue in fiscal 2002. The year to year decrease in license revenue was partially offset by the inclusion of revenue derived from the licensing of our enterprise search product that we launched in earnest in fiscal 2002.

      Services revenues totaled $40.5 million in fiscal 2001, representing an increase of $4.2 million or 12% over services revenues of $36.3 million in fiscal 2000. The increase was primarily due to an increase in our support revenues generated from service provider customers who purchased support for our products over the last several fiscal years, partially offset by the termination of revenues derived from our Commerce Division that was sold in March 2001. In order to maintain or grow the level of our services revenues, we will need to renew support agreements that are due to expire over the next fiscal year and enter into new support agreements with new service provider and enterprise customers.

      Web search services revenues totaled $51.3 million in fiscal 2001, representing a decrease of $0.8 million or 2% from Web search services revenues of $52.1 million in fiscal 2000. The decrease was primarily due to weakness in the Internet portal market where many smaller or poorly funded companies could not raise sufficient funds to continue to purchase our services, partially offset by growth in revenue from our larger customers and growth in our Index Connect and Search Submit paid inclusion services.

      During fiscal 2001 and 2000, we recognized revenues of approximately $29.5 million and $31.3 million, respectively, on contracts, development, and licensing arrangements with customers in which we were equity shareholders at September 30, 2001 and 2000, respectively. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

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

Cost of Revenues

      Cost of revenues generally consist of expenses related to the operation of our Web search business, primarily depreciation and network and hosting charges. Also included in cost of revenues are expenses associated with our professional services and technical support departments as well as royalties or license fees associated with licensed technologies used in our software applications. Cost of revenues were $50.2 million for fiscal 2001, representing an increase of $8.0 million or 19% over cost of revenues of $42.2 million in fiscal 2000. The increase was due primarily to additional depreciation resulting from expansions of our Web search data centers, increased royalties associated with our enterprise search software and an increase in expenses related to our technical support and professional services departments.

Sales and Marketing Expenses

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $138.1 million in fiscal 2001, an increase of $15.0 million or 12% over fiscal 2000. This increase was primarily due to an increase in headcount in the first half of fiscal 2001, offset partially by workforce reductions implemented in April and September 2001.

Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses were $77.9 million in fiscal 2001, an increase of $18.2 million or 30% over fiscal 2000. This increase was primarily due to an increase in headcount in the first half of fiscal 2001, offset partially by workforce reductions implemented in April and September 2001.

General and Administrative Expenses

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, purchasing, human resources, facilities and legal. General and administrative expenses totaled $24.6 million in fiscal 2001, an increase of $5.5 million or 29% over fiscal 2000. This increase was primarily related to an increase in headcount and consulting expenses, offset partially by a reduction in relocation and recruiting expenses.

Amortization of Intangibles and Other Assets

      Amortization of intangibles and other assets primarily relates to amortization of goodwill acquired through our purchase acquisitions of Ultraseek Corporation and eScene and through our asset purchase from Adero. Amortization of intangibles and other assets totaled $70.4 million in fiscal 2001, an increase of $57.2 million or 434% over fiscal 2000. The increase was primarily due to amortization of goodwill associated with our acquisition of Ultraseek in the fourth quarter of fiscal 2000 and our Adero and eScene acquisitions consummated in fiscal 2001.

Impairment of Intangibles and Other Assets

      We record impairments or write-downs of intangibles and other assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset’s fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. During fiscal 2001 we recorded $44.9 million in charges to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero.

Restructuring Costs

      In fiscal 2001, in light of a challenging operating and business environment, we implemented two restructurings and workforce reductions, totaling approximately 235 employee positions, to reduce our operating expenses. As a result of these workforce reductions, we incurred restructuring charges of $12.5 million in fiscal 2001. The restructuring charge included approximately $6.2 million of severance related amounts, $4.8 million of committed excess facilities, $0.9 million of fixed asset impairments, and $0.6 million of professional fees.

Purchased In-Process Research and Development

      A portion of the purchase prices we paid for Ultraseek and various assets of Adero have been identified as developed technology and in-process research and development (“IPRD”). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by the acquired companies concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $0.4 million in fiscal 2001 associated with our purchase of various assets of Adero, and a one-time purchased IPRD charge of $4.4 million in fiscal 2000 associated with our Ultraseek acquisition because technological feasibility had not been established and no future alternative uses existed.

Acquisition-Related Costs

      As a result of our FastForward acquisition in October 2000 and our WebSpective acquisition in October 1999, we recorded acquisition-related cots of $19.5 million and $4.0 million in fiscal 2001 and 2000, respectively, primarily for investment banking fees, accounting, legal and other professional expenses.

Impairment of Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment. We recorded write-downs of $65.9 million during fiscal 2001 related to impairments of our investments in publicly traded and private companies.

Other Income, Net

      Other income, net includes interest on our cash and cash equivalents, short-term investments and our long-term restricted cash, less expenses related to our debt and capital lease obligations and loss on disposal of assets. Other income, net, totaled $10.3 million of income in fiscal 2001, a decrease of $5.6 million or 35% over fiscal 2000. The decrease was the result of greater foreign exchange losses, increased realized losses on the sale of investments and lower interest income in fiscal 2001 as a result of lower cash balances and declining interest rates. Interest expense decreased from $2.2 million during fiscal 2000 to $1.1 million during fiscal 2001.

Fiscal Years Ended September 30, 2000 and 1999

Revenues

      Revenues totaled $224.2 million in fiscal 2000, an increase of $150.7 million or 205% over revenues of $73.5 million in fiscal 1999. No single customer represented over 10% of total revenues in either fiscal 2000 or 1999.

      License revenues totaled $135.8 million in fiscal 2000, representing an increase of $96.3 million or 244% over license revenues of $39.5 million in fiscal 1999. The increase was primarily due to increased licenses of the Traffic Server network cache platform and Content Delivery Suite software solution, particularly to network service provider customers in the content delivery, access and backbone markets. These revenues consisted primarily of a small number of multi-million dollar contracts per quarter and several other smaller contracts generally ranging between $0.1 million and $0.5 million.

      Services revenues totaled $36.3 million in fiscal 2000, representing and increase of $30.3 million or 505% over services revenues of $6.0 million in fiscal 1999. The increase was primarily due to increases in support revenues associated with our software products and increased Commerce revenues.

      Web search services revenues totaled $52.1 million in fiscal 2000, representing an increase of $24.2 million or 86% over Web search services revenues of $28.0 million in fiscal 1999. Most of the increase resulted from the addition and launch of new Web search customers, primarily smaller and mid-tier portals.

      During fiscal 2000 and 1999, we recognized revenues of approximately $31.3 million and $6.9 million, respectively, on contracts, development, and licensing arrangements with customers in which we were equity shareholders at September 30, 2000 and 1999, respectively. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

Expenses

Cost of Revenues

      Cost of revenues consists primarily of expenses related to the operation of our search and commerce services, primarily depreciation, network and hosting charges, as well as royalties for our Media-IXT application. Also included in cost of revenues are expenses associated with our professional services and tech support departments. Cost of revenues were $42.2 million for fiscal 2000, representing an increase of $26.6 million or 170% over cost of revenues of $15.6 million in fiscal 1999. The increase was due primarily to additional depreciation, network and hosting charges resulting from expansions of our Web search data centers in the United States and abroad during fiscal 2000 and 1999.

Sales and Marketing Expenses

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff as well as expenses related to our marketing programs, including trade shows and advertising. Sales and marketing expenses were $123.0 million in fiscal 2000, an increase of $66.9 million or 119% from fiscal 1999. This increase was primarily due to an increase in the number of sales and marketing personnel, increased sales commissions and additional marketing programs, including the undertaking of a branding campaign.

Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses were $59.7 million in fiscal 2000, an increase of $30.4 million or 104% over the comparable period in fiscal 1999. The increase was primarily due to an increase in the number of research and development personnel to support expansion of our software products, Web search business, online commerce development, and increases in quality assurance, technical support and technical publications personnel.

General and Administrative Expenses

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses totaled $19.1 million in fiscal 2000, an increase of $10.2 million or 114% over fiscal 1999. This increase was due primarily to an increase in the number of general and administrative personnel, increased accounting and legal costs incurred in connection with business activities and purchases related to our corporate headquarters in Foster City, California.

Acquisition-Related Costs

      In October 1999, we acquired WebSpective Software, Inc., a developer of software solutions for content and application distribution, delivery and management, to supplement our Software Products offerings. The acquisition of WebSpective was accounted for as a pooling of interests. We recorded acquisition-related costs of approximately $4.0 million in the quarter ended December 31, 1999, primarily for investment banking fees, accounting, legal and other expenses.

      In April 1999, we acquired Impulse! Buy Network, a developer of online merchandising software. We accounted for the acquisition as a pooling of interests. We recorded acquisition costs of approximately $1.1 million in fiscal 1999 as a result of the acquisition, primarily for accounting, legal and other expenses.

      As of September 30, 2000, all acquisition-related costs had been paid.

Purchased In-Process Research and Development

      A portion of the purchase price we paid for Ultraseek has been allocated to developed technology and in-process research and development (“IPRD”). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by Ultraseek concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $4.4 million in fiscal 2000 because technological feasibility had not been established and no future alternative uses existed.

Amortization of Intangibles and Other Assets

      Amortization of intangibles and other assets primarily relates to our purchase acquisition of Ultraseek in July 2000. As a result of this acquisition, we recorded goodwill of $319.4 million under intangibles and other assets. Amortization of intangibles and other assets was $13.2 million in fiscal 2000.

Other Income, Net

      Other income, net includes interest on our cash and cash equivalents, short-term investments and restricted cash less expenses related to our debt and capital lease obligations. Other income, net, totaled $15.9 million of income in fiscal 2000, an increase of $11.3 million or 246% over fiscal 1999. Most of this increase was generated from $3.6 million from gains on sales of investments in equity securities and $16.7 million in interest income from our cash and cash equivalents. These gains were partially offset by interest expense. The increase was also offset by the write-off of obsolete computer and networking equipment, and interest charges. We also recognized losses for the abandonment of leasehold improvements and equipment with a net book value of approximately $1.9 million due to corporate relocation in fiscal 1999.

Liquidity and Capital Resources

      Cash and cash equivalents and short-term investments totaled $84.5 million at September 30, 2001, a decrease of $134.0 million or 61% from $218.5 million at September 30, 2000. The decrease primarily came from cash used in operating activities and investing activities, including purchases of property and equipment and investments in equity securities. At September 30, 2001 and 2000, our long-term restricted cash was $129.0 million and $119.6, respectively.

      In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising $52.9 million, net of estimated issuance costs and underwriters’ discounts.

      We used $76.9 million in cash from operations during fiscal 2001 as compared to generating a cash flow from operations of $65.7 million during the prior year. The change was primarily due to the increase in our net loss and decrease in deferred revenue, partially offset by collections of accounts receivable and an increase in non-cash charges. Cash provided by investing activities was $50.6 million in fiscal 2001, as compared to cash used in investing of $207.3 million in the prior year. The change was primarily the result of reduced strategic investment activity and reduced property and equipment purchases in fiscal 2001 and due to the restriction of $119.6 million of cash in fiscal 2000 associated with the lease of our corporate headquarters. Cash provided by financing activities was $3.6 million in fiscal 2001, a decrease of $92.3 million from the prior year, as fewer employees exercised stock options due to the change in value of our stock price and many employees participated in our Stock Option Exchange Program.

      In fiscal 2000, we generated cash from operations of $65.7 million, as compared to using $31.0 million in cash from operations in fiscal 1999. The change was primarily the result of increases in accrued liabilities and deferred revenue. Cash used in investing activities was $207.3 million in fiscal 2000, a decrease of $34.9 from the prior year. Cash provided by financing activities was $95.9 million in fiscal 2000, a decrease of $229.8 million from the prior year. The decrease was primarily due to a public offering in fiscal 1999 that raised $305.1 million.

      Investments in equity securities totaled $1.4 million at September 30, 2001, a decrease of $116.5 million or 99% from $117.9 million at fiscal year-end September 30, 2000, primarily related to impairment write-downs on our investments and decreases in the stock values of the technology companies that comprise our equity investment portfolio. All of our investments in equity securities are comprised of strategic investments in publicly traded and private technology companies.

      From time to time, we have used debt and leases to partially finance capital purchases. At September 30, 2001, we had $9.6 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $6.7 million of our debt at September 30, 2001 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time, and do not allow us do distribute cash dividends. As of September 30, 2001, we were in compliance with all financial covenants.

      In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. The lease is for substantially more space than we will need for the next several years. The commercial real estate market in San Mateo County, California is volatile and unpredictable in terms of rental fees, occupancy rates and preferred locations. If we fail to sublease a significant portion or all of this new space at or above the rate we are paying under the lease agreement, we will incur substantial additional operating expense during the lease term. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. Payments under the lease will commence when the property is delivered to Inktomi by the developer. We expect this delivery to occur in the quarter ending March 31, 2002. This lease limits the liquidity of $9.3 million of our cash, which is classified as long-term on our balance sheet.

      In August 2000, we entered into a lease agreement commencing August 24, 2000 for our corporate headquarters in Foster City, California, including all improvements related to this property. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principle value. Future minimum lease payments under this lease are calculated based on the 1-year LIBOR as of September 30, 2001. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet. At the end of the lease term, we have the option to buy the building or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed a residual value of $101 million. We have sublet a portion of our headquarters facilities through July 2006 to various subtenants for an aggregate future rental expense offset of $18.8 million.

      Our capital and liquidity requirements depend on numerous factors, including market acceptance of our products, economic conditions impacting our revenue generation, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, the resources we commit to facilities, the extent and timing of our investments, the value of our investments in equity securities and real estate, acquisition costs, and the ability to raise capital and other factors. We believe that we have adequate cash resources to fund operations for at least the next twelve months.

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

OUR FUTURE GROWTH DEPENDS ON THE COMMERCIAL SUCCESS OF EACH OF OUR SOFTWARE PRODUCTS AND OUR ABILITY TO LEVERAGE THESE TECHNOLOGIES TO DEVELOP, INTRODUCE AND MARKET NEW PRODUCTS FOR EMERGING MARKETS.

      Our future growth substantially depends on the commercial success of our Traffic Server network cache product, our Content Delivery Suite, our Media Products, and our recently introduced content networking applications. The markets for these products are in their early stages and we cannot be sure that our target customers will widely adopt and deploy these technologies throughout their networks. Demand for our products has fluctuated significantly over the past several quarters as our core telecommunications and network service provider customers and prospects have deferred and downsized purchases and as the Content Delivery Network market has declined. We expect this business environment to continue for the foreseeable future, and expect we will need to continue to modify and enhance our products for multiple market segments including in particular the enterprise market. In this connection, we introduced a suite of content networking applications which includes Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. We are targeting these new products primarily towards enterprise customers and we expect revenues from these products to be modest over the next several quarters. We cannot be sure we will be successful in our development efforts or that our products will gain market traction. Our future success substantially depends on our ability to generate substantial and sustained revenues from our existing network software products and new content networking products in each of our market segments and substantially increase the number of new and repeat customer transactions.

DEMAND FOR OUR STREAMING MEDIA PRODUCTS IS DEPENDENT ON INCREASING AVAILABILITY OF MEDIA CONTENT ON NETWORKS, THE BUILD OUT OF BROADBAND CAPABILITIES AND THE ESTABLISHMENT OF PROFITABLE BUSINESS MODELS BY OUR CUSTOMERS, AMONG OTHER FACTORS, ALL WHICH ARE OUTSIDE OF OUR CONTROL.

      The streaming media market is in its early stages and sales of our Media Products to date have been modest and fluctuated from quarter to quarter. The amount of streaming content available over public networks and enterprise networks must increase substantially for some of our potential customers to justify their purchase of our Media Products. Our Media Products are complex which may limit their market acceptance and deployment. Growth in sales of our Media Products in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace for our Media Products. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient demand for our Media Products in the service provider marketplace. As we focus on the enterprise content networking market, enterprises building out their content networks must realize the value of live and on-demand webcasts, training seminars and other media applications in order for our Media Products as well as our recently introduced content network applications to be widely adopted. There can be no assurances that enterprises will adopt streaming or on-demand media solutions for the operation of their business or networks, or that our solutions will meet their requirements. Our Media Products and our content networking applications that enhance the streaming of media rely in part on continued access to third party technology that enables them to effectively recognize and stream media. Failure to maintain our current arrangements to use these third party technologies may adversely affect the appeal our Media Products.

OUR BUSINESS WOULD BE HARMED IF CUSTOMERS CHOOSE NOT TO USE OR PROMOTE OUR WEB SEARCH SERVICES.

      Revenues from our Web search services result primarily from the number of end-user searches processed by our Search Engine. Our agreements with customers do not require them to direct end-users to our search services or to use our search services exclusively or at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our Search Engine, and the ability of customers to monetize traffic from their Web site search pages. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. Many of our smaller search services customers have elected not to renew their contracts and our market opportunity from portals has become more limited. As a result, our Web search revenues are dependent on a relatively few number of major customers. Economic conditions may lead such customers of our Web search services to stop paying for such services or to only pay for such services at highly reduced rates. In order for us to increase revenues from our Search Engine business, we will need to attract new customers, develop and deliver new search services, products and features to existing and future customers, establish deeper strategic relationships with our customers, and increase the adoption of our Index Connect and Search Submit paid inclusion services for content publishers.

WE MAY BE UNABLE TO GROW SALES OF OUR ENTERPRISE SEARCH PRODUCTS.

      Our revenue growth is dependent upon, among other things, the growth of sales of our search software products to enterprises. Such revenues are derived from software license fees and fees derived from support and upgrades of such software. A number of factors could cause sales of our enterprise search products to slow or decline. We face intense competition from companies with more experience in the marketplace and who offer a broad set of products and services to our target customers. In addition, these companies have deeper strategic relationships and have established well developed channels to sell and distribute their products and services. We historically have sold our enterprise search products primarily at the departmental level within large enterprises, through a direct sales force. To expand our market opportunities, we will need to enhance our product and service offerings, effectively market our products as enterprise wide search and navigation solutions, and develop channel and licensing programs to extend our reach and partner with companies offering complementary products to offer collectively a broader set of integrated products.

OUR SUCCESS IN THE ENTERPRISE MARKETPLACE DEPENDS ON OUR ABILITY TO NAVIGATE A SET OF MARKET AND DEVELOPMENT CHALLENGES.

      Our shifting focus towards marketing our products to the enterprise market introduces new challenges to our business. The enterprise market for network infrastructure products and applications is in its early stage and the market may develop more slowly than expected. Our target customers may not be convinced of the productivity, communications, cost and other benefits of large-scale network core to network edge content distribution and management, or may believe their existing network infrastructure is adequate to support their needs. Large software and/or hardware companies with broad enterprise applications and infrastructure suites may pursue our market segment with integrated offerings that obviate the need for our software applications. Conversely, enterprises may base their network infrastructure purchases on available point applications for which we have limited offerings and limited ability to develop. We will need to expend resources to develop or acquire additional point applications to drive growth in the enterprise market. In addition, the point applications that we currently offer may not provide the foothold within the enterprise to up-sell our infrastructure software.

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

      We directly or indirectly compete against multiple companies with our software products, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks and Volera. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

      In the search software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape.

      We compete with a number of companies to provide Internet search and directory services and technology. In the Web services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Overture, LookSmart, Northern Light, and Yahoo.

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

      The network infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success and revenue growth will depend upon our ability to develop, acquire and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers, particularly in the content networking and enterprise markets. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products or to purchase those of our competitors.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

      We expect that a significant portion of our future revenues will come from our licensed software products. In the short-term, we expect that these revenues will come from licenses to a relatively small number of customers. The volume and timing of orders are difficult to predict because the markets for our software products are in their early stages and the sales cycle varies substantially from customer to customer. In addition, many customers in our target markets are scrutinizing their capital spending budgets in light of the slowing economy, and other customers have limited access to capital to fund operational needs. These companies are shifting their buying patterns as a result, taking a more cautious and measured approach to their network build-out plans. Historically, customer orders during a quarter, excluding our search related products and services, have consisted of a small number of multi-million dollar deals and several other smaller orders ranging from $0.1 million to $0.5 million. The cancellation, deferral or reduction of even a small number of licenses of any of our products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

      Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. Despite our recent workforce reductions, we expect to continue to make significant investments to develop and market products for the enterprise and content networking markets, broaden our customer support capabilities, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons already discussed or for any other reason could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

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

OUR FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES, DISTRIBUTION AND SUPPORT ORGANIZATIONS.

      We will need to improve the effectiveness and breadth of our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require sophisticated sales efforts targeted at several people within our prospective customers’ organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we will need to effectively train and educate our sales force if we are to be successful in selling into the enterprise market, build out our lead management system, complete the deployment of our inside sales force, and improve our overseas sales efforts.

      Our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical and marketing expertise. Even with this expertise, our distribution partners generally require a significant amount of training and support from us, and we anticipate that it will take the next few quarters before our distribution partners will develop the expertise and skills necessary to effectively sell our products. We may be adversely affected if our distribution partners fail to ship products in a timely manner or according to agreed upon schedules. In recent quarters we have focused our efforts on entering into OEM relationships with prominent network hardware providers to bundle our software products into their hardware offerings. Several risks arise in connection with these relationships including conflicts with our other sales channels, unpredictable product support obligations and reliance on such third parties for sales results.

      We require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to continue to train our staff to support new customers, new product lines, the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries including the Internet, telecommunications, commerce and media.

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

THE LEGAL ENVIRONMENT IN WHICH WE OPERATE IS UNCERTAIN AND CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

      Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location or local systems. In addition, our Portal Services technology systems collect end-user information, which we use to deliver services to our customers and our customers use to deliver services to their users. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our products or services contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

ANY ACQUISITIONS WE MAKE COULD ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS.

      We have made seven acquisitions since September 1998 and may invest in or acquire complementary companies, products and technologies in the future. If we buy a company, we could have difficulty in assimilating that company’s personnel and operations and maintaining acceptable standards, controls, procedures and policies. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. There could be potential unknown liabilities associated with the purchased company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

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

•	the impact of recessions in economies outside the United States;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of changes in foreign currencies, in particular the EU’s conversion to the Euro;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

      Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third-party infringement claims as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to Inktomi for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. To this point, in August 2001, Network Caching Technology L.L.C. (NCT) initiated an action against us that our caching products violate one or more patents owned by NCT. The complaint seeks compensatory and other damages and injunctive relief. This case, and any future actions initiated against us, will be time consuming and expensive to defend, will direct management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

OUR STOCK PRICE IS VOLATILE.

      The market price of our Common Stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, announcements of technological alliances and partnerships, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

Item 8.     Consolidated Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14 (a).

Quarterly Results of Operations

      The following table presents our operating results for each of the eight quarters in the period ending September 30, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results of any future period.

	For the Quarters Ended

	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,
	2001	2001	2001	2000	2000	2000	2000	1999

	(Unaudited, in thousands, except per share data)
Revenues
Licenses	$17,772	$20,068	$17,676	$51,223	$51,724	$37,390	$26,993	$19,689
Services	9,230	8,118	8,863	14,326	13,454	9,744	7,310	5,786
Web search services	12,011	11,374	12,946	14,955	14,143	14,366	12,966	10,652

Total revenues	39,013	39,560	39,485	80,504	79,321	61,500	47,269	36,127
Cost of Revenues
Licenses	1,951	2,095	879	2,352	2,914	1,570	1,321	644
Services	2,878	3,179	6,282	5,906	4,647	4,419	2,871	2,015
Web search services	5,574	6,369	6,458	6,254	6,755	5,479	4,647	4,893

Total cost of revenues	10,403	11,643	13,619	14,512	14,316	11,468	8,839	7,552
Gross Profit	28,610	27,917	25,866	65,992	65,005	50,032	38,430	28,575
Operating expenses:
Sales and marketing	26,496	29,587	37,665	44,321	40,494	32,856	27,403	22,293
Research and development	16,368	17,776	22,283	21,498	19,161	16,388	13,244	10,921
General and administrative	6,112	5,733	6,812	5,924	6,132	4,376	4,621	3,992
Amortization of intangibles and other assets	16,557	18,353	19,308	16,208	13,182	—	—	—
Impairment of intangibles and other assets	2,600	42,315	—	—	—	—	—	—
Restructuring	7,282	5,249	—	—	—	—	—	—
Purchased in-process research and development	—	—	—	430	4,400	—	—	—
Acquisition-related costs	—	—	—	19,497	—	—	—	3,999

Total operating expenses	75,415	119,013	86,068	107,878	83,369	53,620	45,268	41,205

Operating loss	(46,805)	(91,096)	(60,202)	(41,886)	(18,364)	(3,588)	(6,838)	(12,630)
Impairment of Investments	—	(65,895)	—	—	—	—	—	—
Other income, net	1,924	2,101	2,320	3,995	4,287	4,050	3,757	3,812

Pretax loss	(44,881)	(154,890)	(57,882)	(37,891)	(14,077)	462	(3,081)	(8,818)
Income tax provision	(145)	(141)	(436)	(216)	(1,031)	(795)	—	—

Net loss	$(45,026)	$(155,031)	$(58,318)	$(38,107)	$(15,108)	$(333)	$(3,081)	$(8,818)

Earnings per share:
Basic and diluted net loss per share	$(0.35)	$(1.22)	$(0.46)	$(0.31)	$(0.13)	$(0.00)	$(0.03)	$(0.08)
Weighted average shares outstanding:
Shares used in calculating basic and diluted net loss per share	127,487	126,755	125,731	124,452	116,997	113,771	111,602	110,138

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors — Nominees” and “Management — Executive Officers” contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled “Compliance with Section 16(a) of the Exchange Act” contained in our Proxy Statement.

Item 11.     Executive Compensation

      Information concerning executive compensation is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors — Director Compensation,” “Management — Summary Compensation Table,” “Management — Option Grants in Last Fiscal Year,” “Management — Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” and “Management — Employment Agreement” contained in our definitive Proxy Statement referred to in Item 10 above.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management” contained in definitive Proxy Statement referred to in Item 10 above.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships is incorporated by reference to the section entitled “Certain Transactions” contained in our definitive Proxy Statement referred to in Item 10 above.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

The following financial statement schedule of Inktomi for the years ended September 30, 2001, September 30, 2000 and September 30, 1999 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Inktomi:

Schedule II — Valuation and Qualifying Accounts

For the years ended September 30, 2001, 2000, and 1999

	Balance at	Charged to	Write-Offs
	Beginning	Costs and	Net of	Balance at
	of Year	Expenses	Recoveries	End of Year

	(In thousands)
Allowance for Doubtful Accounts
2001	$4,902	$10,544	$10,536	$4,910
2000	$3,282	$6,366	$4,746	$4,902
1999	$632	$2,822	$172	$3,282

      All other schedules are omitted because they are not applicable or the required information is shown in consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit
Number	Description

3.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.2b(12)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4(3)	Bylaws of Inktomi.
4.1(3)	Specimen Common Stock Certificate.
10.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(16)	1998 Stock Plan and form of agreement thereunder.
10.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8(11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9	Reserved for future use.
10.10(13)	Ultraseek Stock Option Plan and form of agreement thereunder.
10.11(14)	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.12(14)	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.13(12)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10.14	Reserved for future use.
10.15	Reserved for future use.

Exhibit
Number	Description

10.16(1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.17(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.18(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.19(16)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.20(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.21(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.22(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.23(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.24(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.25(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10.26(16)	Amendment to 1996 Equity Incentive Plan.
10.27(16)	Amendment to C2B Technologies 1997 Stock Plan
10.28(16)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10.29(16)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10.30(15)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10.31(17)	Amendment to the Ultraseek Stock Option Plan.
10.32(17)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10.33(18)	Participation Agreement dated August 24, 2000 between Inktomi, Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc. and the amendment thereto dated May 7, 2001.
10.34	Amendment dated October 23, 2001 to the Participation Agreement between Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc.
10.35(21)	Employee Loan Agreement dated April 30, 2001 between Inktomi and Edward Hally.
10.36	Promissory Note dated December 10, 2001 executed by David Peterschmidt for the benefit of Inktomi Corporation.
21.1	Subsidiaries
23.1	Consent of PricewaterhouseCoopers, LLP

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

(12)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(14)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(15)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(16)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.

(17)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(18)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2001.

      (b) Reports on Form 8-K

      On August 16, 2001 we filed a Current Report on Form 8-K to comply with item 11(b) of Form S-3 that requires inclusion, directly or by reference, of financial statements prepared in accordance with Regulation S-X when one or more business combinations accounted for by the pooling of interest method have been consummated subsequent to the most recent fiscal year end. Restated consolidated financial statements are filed herewith to reflect the acquisition of FastForward in a transaction accounted for as a pooling of interests and includes Inktomi’s consolidated balance sheets as of September 30, 2000 and 1999 and its consolidated statements of operations, changes in stockholders equity, and cash flows for each of the three years in the period ended September 30, 2000.

      On October 9, 2001 we filed a Current Report on Form 8-K/A to amend our Current Report on Form 8-K, filed August 16, 2001. The purpose of this amendment was to amend Exhibit 99.2 to that Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2001.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	December 28, 2001

/s/ JERRY M. KENNELLY Jerry M. Kennelly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2001

/s/ FRANK GILL Frank Gill	Director	December 28, 2001

/s/ ALAN F. SHUGART Alan F. Shugart	Director	December 28, 2001

/s/ DR. ERIC A BREWER Dr. Eric A. Brewer	Director	December 28, 2001

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director	December 28, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Inktomi Corporation:

      In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Inktomi Corporation and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 18, 2001, except as to
the public offering described in Note 16
and as to recently issued accounting
pronouncements in Note 2
which are as of November 15, 2001

INKTOMI CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2001	2000

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,518	$41,879
Short-term investments	65,995	176,632

Total cash and cash equivalents and short-term investments	84,513	218,511
Accounts receivable, net of allowances of $4,910 and $4,902, respectively	22,449	50,633
Prepaid expenses and other current assets	5,915	7,895

Total current assets	112,877	277,039
Restricted cash	128,957	119,616
Investments in equity securities	1,381	117,898
Property and equipment, net	76,101	85,055
Intangibles and other assets, net	263,807	319,648

Total assets	$583,123	$919,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,979	$10,101
Accrued liabilities	58,646	38,816
Deferred revenue	34,610	53,774
Current portion of notes payable	2,500	5,307
Current portion of capital lease obligations	1,470	3,713

Total current liabilities	105,205	111,711
Notes payable, less current portion	4,231	1,261
Capital lease obligations, less current portion	1,418	2,487
Other liabilities	288	735

Total liabilities	111,142	116,194
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common Stock, $0.001 par value; authorized: 1,500,000 at September 30, 2001 and 2000, respectively; outstanding: 129,110 and 126,649 at September 30, 2001 and 2000, respectively	129	127
Additional paid-in capital	897,241	894,844
Deferred compensation and other equity	(20,824)	(46,514)
Accumulated other comprehensive income (loss)	(2,545)	60,143
Accumulated deficit	(402,020)	(105,538)

Total stockholders’ equity	471,981	803,062

Total liabilities and stockholders’ equity	$583,123	$919,256

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,

	2001	2000	1999

	(In thousands, except per share data)
Revenues:
Licenses	$106,737	$135,796	$39,532
Services	40,538	36,294	5,995
Web search services	51,287	52,127	27,976

Total revenues	198,562	224,217	73,503
Cost of Revenues:
Licenses	7,277	6,449	1,056
Services	18,245	13,952	3,632
Web search services	24,655	21,774	10,913

Total cost of revenues	50,177	42,175	15,601
Gross Profit	148,385	182,042	57,902
Operating expenses:
Sales and marketing	138,069	123,046	56,190
Research and development	77,925	59,714	29,306
General and administrative	24,581	19,121	8,915
Amortization of intangibles and other assets	70,426	13,182	—
Impairment of intangibles and other assets	44,915	—	—
Restructuring	12,531	—	—
Purchased in-process research and development	430	4,400	—
Acquisition-related costs	19,497	3,999	1,110

Total operating expenses	388,374	223,462	95,521

Operating loss	(239,989)	(41,420)	(37,619)
Impairment of investments	(65,895)	—	—
Other income, net	10,340	15,906	4,591

Pretax loss	(295,544)	(25,514)	(33,028)
Income tax provision	(938)	(1,826)	—

Net loss	$(296,482)	$(27,340)	$(33,028)

Earnings per share:
Basic and diluted net loss per share	$(2.36)	$(0.24)	$(0.32)

Weighted average shares outstanding:
Shares used in calculating basic and diluted net loss per share	125,608	113,030	102,033

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2001, 2000 and 1999

					Accumulated
					Other
	Common Stock		Additional	Deferred	Comprehensive
			Paid-in	Compensation &	Income	Accumulated
	Shares	Amount	Capital	Other Equity	(Loss)	Deficit	Total

	(In thousands)
Balances, September 30, 1998	103,738	$103	$99,038	$(3,738)	$(49)	$(45,170)	$50,184
Foreign currency translation					(126)		(126)
Unrealized gain on short-term investments					1,622		1,622
Net loss						(33,028)	(33,028)

Total comprehensive loss							(31,532)
Issuance of Common Stock in public offerings, net of issuance costs of $1,143	7,560	8	305,100				305,108
Issuance of Common Stock for cash or notes, including for exercise of options and warrants, net of issuance costs of $22	6,389	6	20,055	(1,476)			18,585
Stock compensation in connection with issuance of stock options to employees				819			819
Repurchase of Common Stock from founders	(1,551)	(1)					(1)
Repayment of stockholder loans				704			704

Balances, September 30, 1999	116,136	116	424,193	(3,691)	1,447	(78,198)	343,867
Foreign currency translation					189		189
Unrealized gain on short-term investments					58,507		58,507
Net loss						(27,340)	(27,340)

Total comprehensive income							31,356
Issuance of Common Stock for acquisition of Ultraseek	2,513	3	319,745				319,748
Issuance of Common Stock for cash, including for exercise of options and warrants, net of issuance costs of $71	8,000	8	99,234				99,242
Stock compensation in connection with issuance of stock options to non-employees			1,265				1,265
Stock compensation in connection with issuance of stock options to employees			50,407	(43,066)			7,341
Repayment of stockholder loans				243			243

Balances, September 30, 2000	126,649	127	894,844	(46,514)	60,143	(105,538)	803,062
Foreign currency translation					(1,066)		(1,066)
Unrealized loss on short-term investments					(86,720)		(86,720)
Reclassification adjustment for realized losses included in net income					25,098		25,098
Net loss						(296,482)	(296,482)

Total comprehensive loss							(359,170)
Issuance of Common Stock for acquisition of eScene	935	1	8,813				8,814
Issuance of Common Stock for cash, including for exercise of options and warrants	1,526	1	7,674				7,675
Tax benefit from employee stock option plan			871				871
Stock compensation in connection with issuance of stock options to non-employees			877				877
Stock compensation in connection with issuance of stock options to employees			4,198	5,570			9,768
Reversal of stock compensation for terminated employees			(20,036)	20,036			—
Repayment of stockholder loans				84			84

Balances, September 30, 2001	129,110	$129	$897,241	$(20,824)	$(2,545)	$(402,020)	$471,981

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(296,482)	$(27,340)		$(33,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchased in-process research and development	430	4,400		—
Amortization of intangibles and other assets	70,426	13,182		—
Depreciation and amortization	32,416	22,112		10,971
Provision for doubtful accounts	10,544	6,366		2,822
Non-cash stock compensation for stock options issued to non-employees	877	1,265		—
Non-cash stock compensation for stock options issued to employees	9,768	7,341		819
Amortization of warrants issued in connection with note payable	—	17		8
Impairment of property and equipment	904	1,045		1,881
Impairment of intangibles and other assets	44,915	—		—
Loss on sale of Commerce Division	934	—		—
Realized losses on sale of investments, net	2,925	—		—
Impairment of investments	65,895	—		—
Changes in operating assets and liabilities
Accounts receivable	18,519	(33,647)		(21,004)
Prepaid expenses and other assets	(10,241)	(7,295)		(4,904)
Accounts payable	(2,550)	3,599		1,543
Accrued liabilities and other	(6,373)	24,312		7,874
Deferred revenue	(19,762)	50,385		1,994

Net cash provided by (used in) operating activities	(76,855)	65,742		(31,024)
Cash flows from investing activities:
Purchases of short-term investments	(566,318)	(1,193,720)		(674,064)
Proceeds from the sale and maturity of short-term investments	682,993	1,229,930		476,864
Restriction of cash for lease agreements	(9,341)	(119,616)		—
Purchases of investments in equity securities	(1,636)	(55,863)		(6,558)
Purchases of property and equipment	(31,878)	(67,950)		(38,460)
Acquisition of a companies, net of acquired cash	(23,500)	(3,500)		—
Deposits on subleased property	288	—		—
Proceeds from sale of property and equipment	—	3,431		—

Net cash provided by (used in) investing activities	50,608	(207,288)		(242,218)
Cash flows from financing activities:
Proceeds from notes payable	7,500	2,718		7,159
Repayments on notes payable	(7,337)	(6,303)		(5,341)
Proceeds from sales leaseback transactions accounted for as capital leases	995	958		6,510
Payments on obligations under capital leases	(5,302)	(946)		(7,054)
Proceeds from loans issued to stockholders	84	243		704
Proceeds from exercise of stock options and warrants, net of issuance costs	7,675	99,242		18,585
Proceeds from issuance of Common Stock, net of issuance costs	—	—		305,108

Net cash provided by financing activities	3,615	95,912		325,671
Effect of exchange rates on cash and cash equivalents	(729)	189		(126)
Increase (decrease) in cash and cash equivalents	(23,361)	(45,445)		52,303
Cash and cash equivalents at beginning of period	41,879	87,324		35,021

Cash and cash equivalents at end of period	$18,518	$41,879		$87,324

Supplemental Disclosures of Cash Flow Information:
Assets acquired under capital lease	$995	$4,338		$5,288

Goodwill related to purchase of acquired company	$10,658	$319,436	$

Common stock issued for acquisitions accounted for as a purchase	$8,814	$319,748		$—

Stock received for Commerce sale	$18,791	$—		$—

Cash paid for taxes	$(570)	$(2,054)		$(372)

Cash paid for interest	$(1,076)	$(2,233)		$(1,693)

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

Nature of the Business

      Inktomi Corporation (“Inktomi” or the “Company”) was incorporated in California in February 1996 and reincorporated in Delaware in February 1998. We develop and market scalable software applications designed to significantly enhance the performance and intelligence of large-scale networks.

Formation and Basis of Presentation

      In April 1999, we acquired Impulse! Buy Network, Inc. (“Impulse! Buy”), a developer of online merchandising software. Under the terms of the merger agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Impulse! Buy in exchange for 1,799,934 shares of Inktomi Common Stock. The transaction was accounted for as a pooling of interests and accordingly, all prior financial statements have been restated. No significant adjustments were required to conform the accounting policies of the acquired company. Impulse! Buy revenues since inception, were not significant. Impulse! Buy raised $4.3 million through various stock issuances in 1997 and 1998 and had net losses of $2.2 million in the year ended September 30, 1998. We recorded acquisition costs of approximately $1.1 million in fiscal 1999 as a result of the acquisition, primarily for accounting, legal and other expenses.

      In October 1999, we acquired WebSpective Software, Inc. (“WebSpective”), a developer of software solutions for content and application distribution, delivery and management. Under the terms of the merger agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of WebSpective in exchange for 1,655,048 shares of our Common Stock. We accounted for the acquisition as a pooling of interests and accordingly, all prior financial statements have been restated. No significant adjustments were required to conform the accounting policies of the acquired company. We recorded acquisition-related costs of approximately $4.0 million in fiscal 2000, primarily for investment banking fees, accounting, legal and other expenses. WebSpective revenues from inception through September 30, 1999 were $3.2 million. WebSpective raised $12.4 million through various stock issuances since its inception in March 1997, and had net losses from inception to September 30, 1999 of $13.5 million.

      In July 2000, we acquired Ultraseek, Inc. (“Ultraseek”), a provider of scalable and customizable search and navigation software solutions to businesses for their corporate intranet and extranet sites. Under the terms of the purchase agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Ultraseek in exchange for $3.5 million in cash and 2,512,880 shares of our Common Stock then valued at $337.7 million. The transaction was accounted for under the purchase method of accounting. As a part of our Ultraseek acquisition, we recorded goodwill of $319.4 million under intangibles and other assets. We began amortizing this balance in July 2000, and will continue doing so on a straight line basis over a period of 60 months. A portion of the purchase price we paid for Ultraseek has been allocated to developed technology and in-process research and development (“IPRD”). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by Ultraseek concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $4.4 million in fiscal 2000 upon our acquisition of Ultraseek because technological feasibility had not been established and no future alternative uses existed.

      In October 2000, we acquired FastForward Networks, Inc. (“FastForward”), a developer of software solutions for efficiently enabling streaming media over networks, in exchange for approximately 12.0 million

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our Common Stock. The transaction was accounted for as a pooling of interests. Accordingly, all prior year financial information included herein has been restated to reflect the combined operations of FastForward and Inktomi. No significant adjustments were required to conform the accounting policies of the acquired company. FastForward had $0.7 million in revenues and raised $88.9 million through various stock issuances from its inception in May 1998 through September 30, 2000. We recorded acquisition-related costs of approximately $19.5 million in the three months ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses.

      In December 2000, we acquired various business assets of Adero, Inc. (“Adero”) relating to billing, settlement and traffic reporting and licensed other related technologies from Adero. The total purchase price was approximately $39.5 million, comprised of $23.5 million in cash, $15.0 million in assumed liabilities and $1.0 million incurred in transaction costs. With this transaction, we assumed the operator role for Content Bridge alliance services. We accounted for the transaction under the purchase method of accounting and recorded goodwill of $35.9 million under intangibles and other assets and recorded a one-time charge of $0.4 million upon acquisition to write-off in-process research and development, because technological feasibility had not been established and no future alternative uses existed. We identified and valued the IPRD consistent with the methodology discussed in the Ultraseek acquisition discussion above. In June 2001, we ceased acting in the operator role for Content Bridge alliance services and transitioned the operator role to a third party. Included in our fiscal 2001 revenues is installment basis revenue from Adero on an agreement consummated in December 1999.

      In March 2001, we consummated the divestiture of our Commerce Division to e-centives, Inc. (“e-centives”). As part of the divestiture, we sold various business assets to e-centives consisting primarily of computer equipment, software, intellectual property and contracts, and e-centives hired certain employees of the Commerce Division. In exchange for the assets, we received 2,551,700 shares of Common Stock of e-centives, of which 382,755 shares are held in escrow pending satisfaction of certain performance criteria, and 637,925 shares are held in escrow subject to claims for indemnity by e-centives. We also received a warrant to purchase up to 1,860,577 shares of e-centives on or after March 28, 2006, which will become exercisable, if at all, upon the achievement of certain performance criteria by the Commerce Division. Financial results herein include revenues and expenses generated and incurred by our Commerce Division through the closing of the transaction.

      In June 2001, we acquired eScene Networks, Inc. (“eScene”), a developer of advanced streaming media applications and services. The total purchase price was approximately $10.6 million, comprised of approximately 935,000 shares of our Common Stock valued at $8.8 million and net liabilities assumed of $1.8 million. We accounted for the transaction under the purchase method of accounting and recorded goodwill and other intangibles of approximately $10.6 million under intangibles and other assets. This balance is being amortized on straight line basis over 60 months.

      Results of operations for acquisitions accounted for as purchases have been included in the consolidated results of operations from the date of acquisition as set forth above.

      The following unaudited pro forma information reflects the results of operations for the years ended September 30, 2001, 2000, and 1999, as if the acquisition of Ultraseek had occurred on October 1, 1998, and as if the acquisition of eScene had occurred on October 1, 1999, and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangibles. We have not presented the pro forma financial information for the Adero acquisition required under APB No. 16 since we have effectively ceased the assumed operator role of the acquired Adero division, Content Bridge, and have recognized the related full impairment of goodwill and other assets.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future operating results (in thousands, except per share data).

	For the Year Ended September 30,

	2001	2000	1999

Pro forma revenues	$198,991	$232,115	$85,786
Pro forma net loss	$(304,188)	$(109,923)	$(98,524)
Pro forma basic and diluted net loss per share	$(2.41)	$(0.95)	$(0.94)

Stock Splits

      In December 1998, and again in December 1999, our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) of our Common Stock. These stock splits have been retroactively reflected in our consolidated financial statements.

      Historical weighted average shares outstanding and loss per share amounts have been restated to reflect all stock splits and acquisitions accounted for as pooling of interests.

(2)     Summary of Significant Accounting Policies

Use of Estimates

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Foreign Currency Translation

      We translate into U.S. Dollars the accounts of our foreign subsidiaries using the local currency as the functional currency. The balance sheets of our subsidiaries are translated into U.S. dollars at period end rates of exchange. Revenues and expenses are translated at average rates for the period. The resulting translation adjustments are included in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a foreign currency other than the functional currency of the entity involved are included in other income, net.

Reclassifications

      Certain prior year balances have been reclassified to conform to the current year’s presentation.

Fair Value of Financial Instruments

      The Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. The market rate structure of interest rates on notes payable approximates fair value.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist primarily of money market funds.

Short-Term Investments

      Short-term investments are comprised primarily of high-grade commercial paper and debt instruments and also includes highly liquid investments that mature within three months of the purchase date. These are classified as available-for-sale investments. The carrying value of the short-term investments is adjusted to fair value with a resulting adjustment to stockholders’ equity. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and have been minimal through September 30, 2001.

Restricted Cash

      Restricted cash includes a cash collateral account maintained under the terms of a lease finance structure agreement and a lease commitment agreement for the land and facilities of our corporate headquarters. In accordance with these agreements, we have created and will maintain a cash collateral account that limits the liquidity of $129.0 million of our cash.

Investments in Equity Securities

      Investments in equity securities include equity investments in both publicly traded and privately held technology companies. For companies where we do not have the ability to exercise significant influence over any of these companies, investments in publicly held companies are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity and investments in privately held companies are accounted for under the cost method of accounting. For companies where we are able to exercise significant influence investments are accounted for under the equity method.

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment

Property and Equipment

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

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

      Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility that, for us, is upon completion of a working model and ends upon release of the product. To date, such amounts have been insignificant, and accordingly, we have charged all software development costs to research and development expense.

Other Income, Net

      Other income, net includes gains on sales of investments, interest income and expense, foreign exchange gains and losses on asset dispositions. For fiscal 2001 and 2000, interest expense was $1.1 million and $2.2 million, respectively. For fiscal 2001 and 2000, interest and other income, net was $9.2 million and $13.7 million, respectively.

Income Taxes

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

Intangibles and Other Assets

      Intangibles and other assets consists primarily of goodwill and other intangibles from our acquisitions accounted for under the purchase method. Goodwill is amortized using the straight-line method over a period of one to five years, based on the period of expected benefit.

      We assess the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. We also assess the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue Recognition

      Licenses revenues are composed of license and upgrade fees in connection with our software products including Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products,

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enterprise search products and our recently introduced products, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. License fees are generally based on the number of CPUs or nodes running the software and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products are based on the number of documents being searched.

      We recognize revenues from software licenses when the licensed product is delivered, collection is reasonably assured, the fee for each element of the transaction is fixed or determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to any undelivered elements of the arrangement.

      Fees from licenses sold together with support and upgrade rights, consulting and implementation services are generally recognized upon delivery provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the services and the services are not essential to the functionality of the licensed software. Services are unbundled from these arrangements based on the price sold separately, or in some instances for support and upgrades, substantive renewal rates, using the residual method.

      Services revenues are composed of revenues generated through consulting and support fees related to our software products and through fees generated from our Commerce Engine.

      Consulting and support fees are recognized over the period which the services are performed.

      In instances where the criteria for recognizing licence revenues separate from the consulting or implementation revenues have not been met, both the licenses and consulting fees, excluding the maintenance and support elements, are recognized using contract accounting. Where reliable estimates can be made by management with respect to the extent of consulting or implementation services required for full functionality, the license and service revenue, excluding the maintenance element, is recognized on a percentage-of-completion method. Management estimates the percentage of completion for contracts based on the labor hours incurred compared to total estimated hours for the full implementation or completion of consulting services as well as contract milestones completed. We classify revenue from these arrangements as licenses and services revenues, respectively, based upon the estimated fair value of each element.

      For fees generated from our Commerce Engine, annual infrastructure service fees and general service fees are recognized ratably over the contract period. Transaction and per-query fees are recognized based on the activity in the period and advertising revenues are recognized in the period that the advertisement is displayed.

      We generate Web search services revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, maintenance fees and database inclusion fees. Subscription fees and other fixed periodical fees are recognized ratably over the contract period. Per-query fees are recognized based on the activity in the period.

Advertising Costs

      We expense advertising costs as they are incurred. Advertising expense was approximately $18.3 million, $18.8 million, and $10.2 million in the years ended September 30, 2001, 2000, and 1999, respectively.

401(k) Plan

      In May 1996, we established a 401(k) Plan which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 25% of gross compensation not to exceed the annual 402(g) limitation for any plan year. We may make discretionary contributions, but have not made any contributions to the 401(k) Plan since inception.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

      The Company uses the fixed intrinsic value method to record stock-based compensation for employees provided the stock options terms meet the requirements for fixed accounting. The fixed intrinsic value method requires that deferred stock compensation is recorded for the difference between the exercise price and fair value of the underlying common stock on the grant date of the stock option. Compensation expense resulting from employee stock options is amortized to expense ratably over the vesting period. Pro forma net loss disclosures are presented in Note 13, assuming all employee stock options were valued using the Black-Scholes model and the resulting stock-based compensation is amortized ratably over the vesting term. Stock-based compensation to non-employees is based on the fair value of the stock option estimated using the Black-Scholes model on the date of grant and re-measured until vested.

Comprehensive Income (Loss)

      SFAS No. 130, Reporting Comprehensive Income, requires companies to report foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for the periods ended September 30, 2001, 2000 and 1999 have been included in our Consolidated Statements of Changes in Stockholders’ Equity.

Net Loss Per Share

      We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share is calculated by dividing net loss by the weighted average number of outstanding shares during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For all fiscal years presented, potentially dilutive stock options and warrants were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive.

      The following is a reconciliation of the numerator and denominator used to determine basic and diluted earnings per share (“EPS”) (in thousands, except per share amounts):

	For the Year Ended September 30,

	2001	2000	1999

Numerator — Basic and diluted EPS net loss	$(296,482)	$(27,340)	$(33,028)

Denominator — Basic and diluted EPS weighted average Common Stock outstanding	127,361	124,068	116,881
Less weighted average Common Stock subject to repurchase	(1,753)	(11,038)	(14,848)

Weighted average Common Stock used to calculate basic and diluted net loss per Common share	125,608	113,030	102,033

Basic and diluted net loss per Common share	$(2.36)	$(0.24)	$(0.32)

Dilutive securities outstanding that are not included as their effect would be anti-dilutive	28,629	23,759	18,496

Business Risk and Concentration of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments (including money market accounts), short-term investments, and accounts

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable. We place our cash, cash equivalents, short-term investments and restricted cash with major financial institutions and such deposits exceed federally insured limits.

      We do not require collateral, and maintain allowances for potential credit losses on customer accounts when deemed necessary. For the years ended September 30, 2001, 2000, and 1999, no customer accounted for 10% of all revenue generated. At September 30, 2001, no customer accounted for 10% of gross accounts receivable and at September 30, 2000, one customer accounted for 14% of gross accounts receivable. Two customers accounted for 13% and 34% of gross accounts receivable at September 30, 1999.

Recently Issued Accounting Pronouncements

      In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our second quarter ended March 31, 2002. We are currently evaluating the effects of these changes on our consolidated financial statements.

      In July 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently evaluating the effects of these changes on our consolidated financial statements.

      In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We expect that the initial application of SFAS 144 will not have a material impact on our consolidated financial statements.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)     Property and Equipment

      Property and equipment consists of (in thousands):

	September 30,

	2001	2000

Computer equipment	$83,140	$85,622
Furniture and fixtures	10,030	7,984
Leasehold improvements	35,306	21,020

	128,476	114,626
Less accumulated depreciation and amortization	(52,375)	(29,571)

Property and equipment, net	$76,101	$85,055

      We recognized losses for the abandonment of leasehold improvements and equipment with a net book value of approximately $904 due to restructuring in fiscal 2001, and $1,045 in fiscal 2000 due to obsolescence. Gross assets acquired under capitalized lease obligations are included in computer equipment and furniture and fixtures and totaled $18,853 and $17,858 at September 30, 2001 and 2000, respectively.

      Depreciation expense for the year ended September 30, 2001, 2000, and 1999 was $32.4 million, $22.1 million, and $9.8 million, respectively.

(4)     Investments

      The following tables summarize the Company’s investments in available-for-sale securities (in thousands):

	September 30, 2001

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Certificates of Deposits, Money Market Funds, Mutual Funds and Auction Rate Securities	$34,309	$—	$(1)	$34,308
United States Government and Agencies	1,008	172	(14)	1,166
Municipal Bonds	5,910	—	—	5,910
Corporate Debt Securities	24,417	205	(11)	24,611
Investment in Equity Securities	3,222	37	(1,878)	1,381

	$68,866	$414	$(1,904)	$67,376

	September 30, 2000

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Certificates of Deposits, Money Market Funds, Mutual Funds and Auction Rate Securities	$28,811	$—	$(2)	$28,809
United States Government and Agencies	14,189	5	(60)	14,134
Municipal Bonds	—	—	—	—
Corporate Debt Securities	135,320	—	(1,631)	133,689
Investment in Equity Securities	56,034	65,660	(3,796)	117,898

	$234,354	$65,665	$(5,489)	$294,530

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30,

	2001	2000

Due within one year	$49,644	$167,737
Due over one year	16,351	8,895

	$65,995	$176,632

(5)     Income Taxes

	For the Year Ended
	September 30,

	2001	2000	1999

Current:
Federal	$—	$741	$—
State	236	225	—
Foreign	702	860	—

	938	1,826	—
Deferred	—	—	—

	$938	$1,826	$—

      The principal items accounting for the difference between the income tax benefits computed using the United States statutory rate and the provision for income taxes are as follows (in thousands):

	For the Year Ended
	September 30,

	2001	2000	1999

Federal tax benefit at statutory rate	$(100,892)	$(8,622)	$(11,159)
State taxes, net of federal tax effect	(15,619)	(839)	(1,895)
Research and experimentation credits	(1,000)	(808)	(420)
Acquisition-related costs	937	1,360	—
Amortization of deferred compensation	3,853	2,410	—
Other	262	586	1,680
Change in valuation allowance	113,397	7,739	11,794

	$938	$1,826	$—

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets (liabilities) comprise (in thousands):

	September 30,

	2001	2000

Net operating loss carryforwards — federal and state	$56,440	$15,468
Research and experimentation credit and other credit carryforwards	5,179	4,179
Capital loss carryforward	2,858	—
Other liabilities and reserves	11,676	3,729
Deferred revenue	3,127	7,250
Property and equipment	6,833	1,703
Goodwill and other intangibles amortization	35,206	5,338
Loss from equity investment	30,308	649
Other	106	20
Valuation allowance	(151,733)	(38,336)

Net deferred tax assets	$—	$—

      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recognized a valuation allowance against our otherwise recognizable net deferred tax assets.

      At September 30, 2001, we had the following carryforwards available to reduce future taxable income and income taxes (in thousands):

	September 30, 2001

	Federal	State

Net operating loss carryforwards (excluding stock compensation)	$149,350	$99,439
Net operating loss carryforwards (including stock compensation)	425,932	250,431
Research and experimentation credit carryforwards	3,511	2,656

      The federal and state net operating loss carryforwards expire through 2020 and 2005, respectively, and the research and experimentation credits expire through 2020.

      For federal and state tax purposes, our net operating loss and research and experimentation credit carryforwards could be subject to certain limitations on annual utilization if certain changes in ownership have occurred, as defined by federal and state tax laws.

(6)     Notes Payable and Equipment Line

      Notes payable and line of credit comprise (in thousands):

	September 30,

	2001	2000

Equipment notes(1)	6,250	3,850
Equipment line(2)	481	—
Notes payable(3)	—	2,718

	6,731	6,568
Current portion	(2,500)	(5,307)

Notes payable, less current portion	$4,231	$1,261

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	At September 30, 2001, the equipment note consisted of one loan which has equal monthly payments of $208 plus interest at prime (6% at September 30, 2001). At September 30, 2000, equipment notes included four loans. The first loan for $1,750 had monthly payments of interest only until May 1998 and then was payable in equal monthly payments of $49 plus interest at 0.5% over prime (10% at September 30, 2000) through April 2001. The second loan for $2,000 had monthly payments of $56 plus interest at 0.25% over prime (9.75% at September 30, 2000) through June 2001. The third loan for $4,722 had monthly payments of $139 plus interest at 0.25% over prime (9.75% at September 30, 2000) through June 2002. The fourth loan for $81 was acquired as a part of our acquisition of FastForward, had monthly payments of $3 plus interest at 0.5% over prime (10% at September 30, 2000) through January 2002. The maturity of this loan was accelerated with the change of control of FastForward in October 2000, and the loan was subsequently paid in full as a part of the closing of the FastForward acquisition. The four loans were refinanced into one equipment note on March 6, 2001. The master bank credit agreement requires us to comply with certain financial covenants related to working capital, tangible net worth and debt service and liquidity coverage. Pursuant to the agreement, we may not distribute cash dividends. As of September 30, 2001, we were in compliance with all financial covenants. The note is collateralized by the underlying equipment.

(2)	At September 30, 2001, we have an equipment line with a leasing company for $481. The monthly payment on the equipment line is $30 as of September 30, 2001. The equipment line is collateralized by the underlying equipment.

(3)	At September 30, 2000, we had an interest-free note payable with a banking institution for $2,718 that was collateralized by an equal amount of our accounts receivable. This note was paid-in-full during fiscal 2001.

      Scheduled maturities of long-term debt at September 30, 2001 are as follows (in thousands):

Years ending:
September 30, 2002	$2,500
September 30, 2003	2,981
September 30, 2004	1,250

$6,731

      The carrying value of notes payable approximated fair value as the related interest rates approximate market rates.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)     Accrued Liabilities

      Accrued liabilities comprise (in thousands):

	September 30,

	2001	2000

Accrued compensation	$21,831	$21,425
Accrued royalties	9,020	2,515
Accrued consulting	5,301	1,950
Accrued marketing	4.496	3,056
Accrued for restructuring — underutilized space	4,375	—
Accrued future software licenses	2,760	—
Accrued legal costs	2,021	678
Accrued taxes	1,481	4,462
Other accrued liabilities	7,361	4,730

Total accrued liabilities	$58,646	$38,816

(8)     Intangibles and Other Assets

      Intangible and other assets consist of (in thousands):

	September 30,

	2001	2000

Goodwill and other intangibles (useful life of 5 years)	$374,125	$327,536
Security deposits	4,747	4,183
Notes receivable from related parties	4,336	—
Other assets	731	1,110

	383,939	332,829
Accumulated amortization	(120,132)	(13,181)

Total Intangibles and Other Assets	$263,807	319,648

(9)     Impairment of Intangibles and Other Assets

      We record impairments or write-downs of intangibles and other assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset’s fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. During fiscal 2001, we recorded a charge of $44.9 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)     Impairment of Investments

      We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such a decline is not considered temporary. Our investments in privately held companies are considered impaired when a review of the investee’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. Impaired investments in privately held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment. We recorded write-downs of $65.9 million during fiscal 2001 related to impairments of our investments in publicly traded and private companies.

(11)     Restructuring

Fiscal 2001 Third Quarter Restructuring Plan:

      In the quarter ended June 30, 2001, in light of a challenging operating and business environment, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses. All functional areas of the Company were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $5.2 million. As of September 30, 2001, all such amounts had been paid or written off.

      The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring charge and the payments made against the accrual through September 30, 2001 (in thousands):

	Severance	Asset	Other
	Related	Write-Offs	Charges	Total

Restructuring Provision:
Severance related	$3,999	$—	$—	$3,999
Professional fees	—	—	601	601
Committed excess facilities	—	—	416	416
Fixed asset impairment	—	198	—	198

Total	3,999	198	1,017	5,214
Cash paid	(3,999)	—	(705)	(4,704)
Non-cash charges	—	(198)	—	(198)

Accrual balance at September 30, 2001	$—	$—	$312	$312

Fiscal 2001 Fourth Quarter Restructuring Plan:

      In the quarter ended September 30, 2001, in response to the continuing economic slowdown, we instituted a restructuring and a workforce reduction of approximately 35 employees to reduce our operating expenses. The reduction in workforce primarily affected our Wireless group. As a result of this restructuring, we incurred a charge of approximately $7.3 million in the quarter ended September 30, 2001. As of September 30, 2001, approximately $5.8 million of this restructuring accrual remained outstanding.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the accrual through September 30, 2001 (in thousands):

	Severance	Underutilized	Asset
	Related	Space	Write-offs	Total

Restructuring Provision:
Severance related	$2,201	$—	$—	$2,201
Committed excess facilities	—	4,375	—	4,375
Fixed asset impairment	—	—	706	706

Total	2,201	4,375	706	7,282
Cash paid	(776)	—	—	(776)
Non-cash charges	—	—	(706)	(706)

Accrual balance at September 30, 2001	$1,425	$4,375	—	$5,800

      We have historically relied upon proceeds from equity offerings to fund operations. During 2001, we undertook restructurings to reduce costs and to reduce cash outflows from operations. In addition, as described in Note 16 we completed in November 2001 a public offering of our Common Stock raising net proceeds of $52.9 million.

(12)     Commitments and Contingencies

      We have entered into non-cancelable operating leases for office space and equipment and capital leases for equipment with original terms ranging from six months to 15 years. The capital leases are collateralized by their respective underlying assets. The future minimum lease payments under capital leases and non-cancelable operating leases, and the future sublease income under non-cancelable sublease agreements at September 30, 2001 are as follows (in thousands):

	Operating	Sublease	Capital
	Leases	Income	Leases

Years ending September 30:
2002	$25,783	$7,255	$1,902
2003	28,553	7,650	991
2004	27,016	6,251	219
2005	26,576	4,309	—
2006	23,607	4,448	—
Thereafter	251,691	8,410	—

Total minimum lease payments	$383,226	$38,323	$3,112

Amount representing interest			(224)

Present value of minimum lease payments			2,888
Current portion			(1,470)

Capital lease obligations, less current portion			$1,418

      In April 2000, we entered into a lease commencing November 1, 2001 for approximately 400,000 square feet of office space in two mid-rise office buildings in Foster City, California. The lease is for substantially more space than we will need for the next several years. The commercial real estate market in San Mateo County, California is volatile and unpredictable in terms of rental fees, occupancy rates and preferred locations. If we fail to sublease a significant portion or all of this new space at or above the rate we pay under

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lease agreement, we will incur substantial additional operating expense during the lease term. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. Payments under the lease will commence when the property is delivered to Inktomi by the developer. We expect this delivery to occur in the quarter ending March 31, 2002. This lease limits the liquidity of $9.3 million of our cash, which is classified as long-term on our balance sheet.

      In August 2000, we entered into a lease agreement commencing August 24, 2000 for our corporate headquarters in Foster City, California, including all improvements related to this property. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principle value. Future minimum lease payments under this lease are calculated based on the 1-year LIBOR as of September 30, 2001. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet. At the end of the lease term, we have the option to buy the building or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed a residual value of $101 million. We have sublet a portion of our headquarters facilities through July 2006 to various subtenants for an aggregate future rental expense offset of $18.8 million.

      In connection with our acquisition of FastForward, we assumed operating leases on certain facilities and equipment under non-cancelable operating leases, some of which provide for periodic rent increases based on the general rate of inflation.

      Rent expense was approximately $16.1 million, $10.0 million, and $3.6 million for the years ended September 30, 2001, 2000 and 1999, respectively.

      On August 2, 2001, an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We were served the complaint on August 7, 2001. We subsequently filed a response denying the allegations and asserting a number of defenses. At this time it is too early to estimate any potential losses from this action and whether this action may have a material impact on the results of operations. We intend to vigorously defend against it.

(13)     Stockholders’ Equity

      In November 1998 and August 1999, we completed public offerings of our Common Stock in which we sold approximately 2.7 million shares raising $88.9 million, and approximately 4.9 million shares raising $216.2 million, respectively, net of issuance costs and underwriters’ discounts. Additionally, in fiscal 1999, we raised $18.6 million through the issuance of approximately 6.4 million shares of Common Stock for cash, notes or services, including for exercise of options and warrants.

      On June 30, 2000, our Board of Directors adopted a Shareholders’ Rights Plan. Under the plan, we issued a dividend of one right for each share of our Common Stock held by stockholders of record as of the close of business on August 21, 2000. The plan was designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction we could become involved in. Each right entitles stockholders to purchase a fractional share of our Preferred Stock for $1,000. The rights are not immediately exercisable and become exercisable only upon the occurrence of certain events. Upon certain other events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for shares of Inktomi or of the third party acquirer having a value of twice the right’s then-current exercise price.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2001, we raised $3.9 million in cash from the issuance of approximately 1.2 million shares of Common Stock associated with option and warrant exercises. In fiscal 2000, we raised $99.2 million from the issuance of approximately 8.0 million shares of Common associated with option and warrant exercises.

Stock Option Exchange Program

      In February 2001, the Inktomi Board of Directors approved a stock option exchange program. Under this program, all employees (including executive officers and outside directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was February 28, 2001. The number of shares subject to the new options were equal to the number of shares subject to the old options, and the exercise price of the new options was the fair market value of Inktomi Common Stock on the date they were granted. The new options have the same vesting schedule as the old options and will be immediately exercisable as to vested shares when granted (however, new options granted to executive officers and outside directors will lose three months of vesting and be subject to a trading blackout of three months following the grant). The exchange resulted in the voluntary cancellation of options to purchase approximately 12.8 million shares of Common Stock with exercise prices ranging from $12.25 to $211.0 per share. Approximately 10.6 million replacement options were granted on August 29, 2001 at an exercise price of $4.21 per share of Common Stock.

      Stock options granted during the six month period prior to implementation of the option exchange program that are not canceled as part of the program are subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. During the six months prior to implementation of the program, Inktomi granted approximately 2.8 million options, at an average price of $23.65 per option, that are subject to variable plan accounting. Other stock options that are granted to participants of the program in the six months following implementation of the program will also be accounted for in this manner. 1.4 million such options were granted during the six months following implementation of the program, and an average price of $7.18 per option, and are subject to variable plan accounting. Under variable plan accounting, we are required to record a non-cash compensation charge for the options until the options are exercised, forfeited or cancelled without replacement. The compensation charge will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option’s issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. As of September 30, 2001, we have recorded no compensation charges related to this program.

Deferred Compensation and Other Equity

      Deferred compensation (principally related to the differences between the fair value of the Common Stock at the time of grant and the exercise price of options granted by FastForward) and other equity includes (in thousands):

	September 30,

	2001	2000	1999

Deferred compensation	$(20,824)	$(46,430)	$(3,364)
Stockholder loans	—	(84)	(327)

Total deferred compensation and other equity	$(20,824)	$(46,514)	$(3,691)

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The expected future annual amortization for stock options granted through September 30, 2001, (assuming no cancellations) is as follows:

2002	(7,547)
2003	(7,547)
2004	(4,799)
2005	(931)

Total deferred compensation	$(20,824)

Warrants

      At September 30, 2001 the following warrant was outstanding:

		Aggregate
	Shares Under	Exercise
	Warrant	Price	Expiration Date

Common Stock	1,670,804	$137,841	April 2002

      At September 30, 2001, the outstanding warrant was exercisable.

Employee Stock Purchase Plan

      The Employee Stock Purchase Plan (the “ESPP”) has reserved for issuance 1,200,000 shares of Common Stock plus an annual increase to be added on each anniversary date of the adoption of the ESPP equal to the lesser of (i) the number of shares needed to restore the maximum aggregate number of shares available for purchase under the ESPP to 1,200,000 shares or (ii) a lesser amount determined by the Board. The ESPP is administered over offering periods of 24 months each, with each offering period divided into four consecutive six month purchase periods beginning November 1 and May 1 of each year. Eligible employees may designate not more than 15 percent of their cash compensation to be deducted each pay period for the purchase of Common Stock under the ESPP, and participants may not purchase more than $25,000 worth of stock in any one calendar year. Shares of Common Stock are purchased with the employee’s payroll deductions accumulated during the six months, generally at a price per share of 85% of the market price of the Common Stock on the employee’s entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. As of September 30, 2001, there were 1,126,871 shares of Common Stock reserved for future issuance under the ESPP.

Stock Option Plans

      We have adopted various stock option plans and assumed other stock option plans in connection with our acquisitions (the “Stock Option Plans”). These Stock Option Plans generally provide for the grant of stock options to our employees, directors and consultants. Certain options granted to our employees may qualify as “incentive stock options” under applicable tax regulations. Options granted under our Stock Option Plans are generally immediately vested and exercisable, provided however that the shares are subject to repurchase at cost in the event the option holder ceases to be an employee or provide service, as the case may be. The repurchase right generally lapses over 36 to 50 months. For options that are not exercisable immediately, they generally vest over 36 to 50 months. All options generally have a term of ten years. At September 30, 2001, 30,921,263 shares of Common Stock were reserved for issuance under our primary on-going Stock Option Plans.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activity under the Stock Option Plans is set forth below (in thousands, except per share amounts):

		Exercise	Aggregate	Weighted
		Price Per	Exercise	Average
	Shares	Share	Price	Exercise Price

Outstanding at September 30, 1998	11,105	$0.03-$13.44	$36,397	$3.28
Granted	7,892	$0.09-$63.96	242,731	$30.75
Exercised	(1,894)	$0.08-$42.38	(6,572)	$3.47
Canceled	(681)	$0.11-$42.38	(8,532)	$12.53

Outstanding at September 30, 1999	16,422	$0.03-$63.96	264,024	$16.08
Granted	13,567	$0.17-$211.00	1,139,103	$83.96
Exercised	(6,177)	$0.03-$115.06	(65,952)	$10.68
Canceled	(1,826)	$0.11-$211.00	(63,042)	$34.52

Outstanding at September 30, 2000	21,986	$0.03-$211.00	1,274,133	$57.95
Granted	25,534	$0.001-$106.69	240,463	$9.43
Exercised	(1,172)	$2.45-$106.69	(3,854)	$3.25
Canceled	(19,390)	$0.11-$211.00	(1,348,329)	$68.71

Outstanding at September 30, 2001	26,958	$0.001-$137.13	$162,413	$6.06

      At September 30, 2001, 2000 and 1999 there were 586,960, 3,043,061 and 2,358,394 shares of Common Stock that were subject to repurchase. The weighted average exercise price of shares subject to repurchase was $0.53, $0.39 and $0.28 per share as of September 30, 2001, 2000 and 1999, respectively.

      Utilizing the Black-Scholes Option Pricing Model, the weighted average fair value of employee stock options granted under the Stock Option Plans and shares purchased under the ESPP during fiscal 2001, 2000, and 1999 was $9.00, $88.70, and $33.22 per share, respectively.

      The following table summarizes information with respect to stock options outstanding at September 30, 2001 (in thousands):

				Options Outstanding and
				Exercisable and No Longer
				Subject to Repurchase Upon
	Options Outstanding			Exercise

		Weighted Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Prices	Shares	Contractual Life (Years)	Exercise Price	Shares	Exercise Price

	(in thousands)			(in thousands)
$0.001-$0.11	3,280	6.54	$0.07	2,180	$0.11
$0.35-$2.25	5,502	9.85	$2.20	400	$1.72
$2.63-$4.21	10,719	9.87	$4.16	4,111	$4.15
$4.31-$15.50	4,573	8.48	$9.83	709	$9.97
$15.98-$107.94	2,881	8.92	$21.15	791	$23.58
$137.13-$137.13	3	8.42	$137.13	1	$137.13

$0.001-$137.13	26,958	9.12	$6.06	8,192	$5.36

      Options to purchase approximately 5.5 million shares and 6.0 million shares were exercisable and no longer subject to repurchase upon exercise as of September 30, 2000 and 1999, respectively. The weighted

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average exercise prices per share for options exercisable as of September 30, 2000 and 1999 we $22.06 and $3.69, respectively.

      In connection with the completion of our public offerings, stock option grants, and the acquisitions of FastForward, Ultraseek, WebSpective, C2B and Impulse! Buy, certain options granted in 2001, 2000, and 1999 have been considered to be compensatory. Compensation expense was $10.6 million, $7.3 million and $0.8 million in 2001, 2000 and 1999, respectively. As of September 30, 2001, approximately $20.8 million remains to be amortized over the remaining vesting periods of the options.

Fair Value Disclosures

      The following information concerning both the Stock Option Plans and the ESPP (together, “The Plans) is provided in accordance with SFAS No. 123. We account for all Plans in accordance with APB No. 25 and related interpretations; accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the Common Stock’s fair market value on the date of grant, where the number of options and exercise price are fixed. The difference between the fair value of our Common Stock and the exercise price of the stock option is recorded as deferred stock compensation, and is amortized to compensation expense over the vesting period of the underlying stock option.

      The fair value of each employee and director stock option grant and shares purchased under the ESPP have been estimated using the Black-Scholes Option Pricing Model. The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable in addition to shares purchased under the ESPP. In addition, valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options and shares purchased under the ESPP have characteristics significantly different from those of traded options and shares, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used in determining the fair value of options granted under the Stock Option Plans:

	September 30,

	2001	2000	1999

Risk-free interest rates	4.57%-5.69%	5.85%-6.83%	4.23%-5.87%
Expected life	5 years	5 years	5 years
Dividends	0%	0%	0%
Volatility	140%	104%	111%

      The following assumptions were used in determining the fair value of shares purchased under the ESPP:

	September 30,

	2001	2000	1999

Risk-free interest rates	4.83%-5.73%	4.83%-6.56%	4.24%-6.57%
Expected life	5 years	5 years	5 years
Dividends	0%	0%	0%
Volatility	140%	104%	111%

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following comprises the pro forma information pursuant to the provisions of SFAS No. 123 (in thousands):

	September 30,

	2001	2000	1999

Net loss — historical	$(296,482)	$(27,340)	$(33,028)
Net loss — pro forma	$(624,976)	$(275,163)	$(88,004)
Basic and diluted net loss per share — historical	$(2.36)	$(0.24)	$(0.32)
Basic and diluted net loss per share—pro forma	$(4.98)	$(2.43)	$(0.86)

      These pro forma amounts may not be representative of the effects on pro forma net loss for future years as options vest over several years and additional awards are generally made each year.

(14)     Related Party Transactions

      In August and October 1999, we provided a relocation loan to an employee totaling $2.2 million. The loan was repaid in full in September 2000.

      In March 2000, we provided a relocation loan to an officer of the Company totaling $1.5 million. The loan, plus any accrued unpaid interest, will be due in March 2004. As a result of the employee leaving the Company in June 2001, accrued interest will be due annually starting December 31, 2002. This note has interest of 6.8% per annum.

      In January 2001, we provided a relocation loan to an employee totaling $0.9 million. The loan, plus any accrued unpaid interest, will be due in January 2005. If employment ends before January 2005, accrued interest will be due annually starting December 31st of the year following the year in which the separation became effective. This note has interest of 5.61% per annum.

      In April 2001, we provided a relocation loan to an officer of the Company totaling $1.7 million. The loan, plus any accrued unpaid interest, will be due in April 2005. If employment ends before April 2005, accrued interest will be due annually starting December 31st of the year following the year in which the separation became effective. This note has interest of 4.94% per annum.

      We held investments in equity securities in certain customers at September 30, 2001, 2000 and 1999. These customers comprised $29.5 million, $31.3 million, and $6.9 million of revenue, respectively. These customers also accounted for $4.0 million, $13.5 million, and $1.4 million of accounts receivable as of September 30, 2001, 2000, and 1999, respectively.

(15)     Segment and Geographic Information

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

      We have two reportable operating segments: Network Products and Portal Services. Network Products consists of Inktomi Traffic Server, Content Delivery Suite, Media Products, Wireless Products and associated

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applications. Until March 2001, when we sold our Commerce Division, Portal Services consisted of both Inktomi Search Solutions and the Inktomi Commerce Engine. Since the divestiture, Portal Services consists of our Search Solutions business. Search Solutions consists of Web search services and enterprise search software products.

      We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction.

      Acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, impairment of intangibles and other assets, restructuring, impairment of investments and amortization of deferred compensation expense are not included in management’s evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in Note 2. We do not track assets by operating segments.

      Financial information about segments (in thousands):

	For the Year Ended September 30, 2001

					Amortization
					of Deferred
					Stock Exp.,
			Acquisition	Impairment of	Intangibles,
	Network	Portal	Related Costs	Intangibles &	and Other	Restructuring
	Products	Services	and IPRD	Other Asset	Assets	Charges	Total

Revenues	$114,114	$84,448	$—	$—	$—	$—	$198,562
Operating loss	$(68,464)	$(13,077)	$(19,927)	$(44,915)	$(81,075)	$(12,531)	$(239,989)

	For the Year Ended September 30, 2000

			Acquisition	Purchased	Amortization of
			Related	In-Process	Intangibles
	Network	Portal	Costs and	Research and	and Other
	Products	Services	IPRD	Development	Assets	Total

Revenues	$152,850	$71,367	$	$—	$—	$224,217
Operating income (loss)	$7,777	$(27,316)	$(3,999)	$(4,400)	$(13,182)	$(41,420)

	For the Year Ended September 30, 1999

				Purchased	Amortization of
			Acquisition	In-Process	Intangibles
	Network	Portal	Related	Research and	and Other
	Products	Services	Costs	Development	Assets	Total

Revenues	$43,242	$30,261	$—	$—	$—	$73,503
Operating loss	$(13,494)	$(23,014)	$(1,110)	$—	$—	$(37,619)

      For the year ended September 30, 2001, one customer represented 14% of all Portal Services revenue generated and no customers represented over 10% of all Network Products revenue generated. For the year ended September 30, 2000, no customers represented over 10% of all Portal Services or Network Products revenue generated. For the year ended September 30, 1999, no customers individually represented over 10% of all Portal Services revenue generated, and two customers represented 16% and 12% of all Network Products revenue generated.

      At September 30, 2001 and 2000, less than 10% of our tangible long-term assets were located outside the United States.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth revenue information for geographic areas: (in thousands):

	September 30,

	2001	2000	1999

United States	$159,305	$173,701	$68,679
International	39,257	50,516	4,824

Total Revenue	$198,562	$224,217	$73,503

(16)     Subsequent Events

      In October 2001, in response to the continuing economic slowdown, we announced and completed a restructuring and workforce reduction of approximately 115 employees to reduce our operating expenses. The reduction primarily affected our sales and marketing and our general administrative functions. As a result of this restructuring, we expect to incur approximately $3.9 million in primarily severance-related restructuring costs in the quarter ending December 31, 2001.

      In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising $52.9 million, net of estimated issuance costs and underwriters’ discounts.

      In December 2001, we provided two loans to our CEO totaling $4.7 million, of which $2.7 million has been repaid. These loans are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. The remaining balance, of $2.0 million plus any accrued unpaid interest, will become due in December 2003.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Inktomi Corporation:

      Our audits of the consolidated financial statements referred to in our report dated October 18, 2001 (except as to the public offering described in Note 16 and as to recently issued accounting pronouncements in Note 2 which are as of November 15, 2001) which report and consolidated financial statements are included in this Annual Report Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 18, 2001, except as to the
public offering described in Note 16
and as to recently issued accounting
pronouncements in Note 2 which are as
of November 15, 2001

S-1

EXHIBIT INDEX

Exhibit
Number	Description

3.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.2b(12)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4(3)	Bylaws of Inktomi.
4.1(3)	Specimen Common Stock Certificate.
10.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(16)	1998 Stock Plan and form of agreement thereunder.
10.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8(11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9	Reserved for future use.
10.10(13)	Ultraseek Stock Option Plan and form of agreement thereunder.
10.11(14)	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.12(14)	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.13(12)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16(1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.17(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.18(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.19(16)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.20(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.21(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.22(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.23(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.24(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.25(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).

Exhibit
Number	Description

10.26(16)	Amendment to 1996 Equity Incentive Plan.
10.27(16)	Amendment to C2B Technologies 1997 Stock Plan
10.28(16)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10.29(16)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10.30(15)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10.31(17)	Amendment to the Ultraseek Stock Option Plan.
10.32(17)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10.33(18)	Participation Agreement dated August 24, 2000 between Inktomi, Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc. and the amendment thereto dated May 7, 2001.
10.34	Amendment dated October 23, 2001 to the Participation Agreement between Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc.
10.35(21)	Employee Loan Agreement dated April 30, 2001 between Inktomi and Edward Hally.
10.36	Promissory Note dated December 10, 2001 executed by David Peterschmidt for the benefit of Inktomi Corporation.
21.1	Subsidiaries
23.1	Consent of PricewaterhouseCoopers, LLP

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

(12)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(14)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(15)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(16)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.

(17)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(18)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2001.