Form 10-Q
period 2001-12-31
INKTOMI CORP
filed 2002-02-14
CIK 1024302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     Yes [X] No [   ]

     The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of January 31, 2002 was 143,451,747.

INKTOMI CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

			Page

Part I	Financial Information:
	Item 1.	Financial Statements (Unaudited)
		a) Condensed Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000	3
		b) Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2001	4
		c) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000	5
		d) Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Part II	Other Information:
	Item 1.	Legal Proceedings	25
	Item 6.	Exhibits and Reports on Form 8-K	25
	Signature		28

This report on Form 10-Q and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; our ability to successfully penetrate the enterprise market; our ability to develop and deliver more point applications; our ability to continue to support the service provider market; our success generating sales through our OEM partners; our ability to introduce new products and services and enhance existing products and services to meet customer needs; our expected expenses and our cash reserves for future periods; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading network technologies; the possibility of acquiring complementary businesses, products, services and technologies; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings “Factors Affecting Operating Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended
	December 31,

	2001	2000

	(Unaudited)
Revenues
Licenses	$21,059	$51,223
Services	7,297	14,326
Web search services	11,663	14,955

Total revenues	40,019	80,504
Cost of revenues
Licenses	1,350	2,352
Services	3,552	5,906
Web search services	5,312	6,254

Total cost of revenues	10,214	14,512
Gross Profit	29,805	65,992

Operating Expenses
Sales and marketing	20,623	44,321
Research and development	14,137	21,498
General and administrative	5,179	5,924
Amortization of intangibles and other assets	16,709	16,208
Impairment of intangibles and other assets	1,750	—
Restructuring	4,012	—
Purchased in-process research and development	—	430
Acquisition-related costs	—	19,497

Total operating expenses	62,410	107,878

Operating loss	(32,605)	(41,886)
Other income, net	3,363	3,995

Pretax loss	(29,242)	(37,891)
Income tax provision	(199)	(216)

Net loss	$(29,441)	$(38,107)

Net loss per share
Basic and diluted net loss per share	$(0.22)	$(0.31)

Weighted average shares outstanding
Weighted average shares used in calculating basic and diluted net loss per share	136,660	124,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2001	2001

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,126	$18,518
Short-term investments	105,614	65,995

Total cash and cash equivalents and short-term investments	123,740	84,513
Accounts receivable, net	21,764	22,449
Prepaid expenses and other current assets	4,136	5,915

Total current assets	149,640	112,877
Restricted cash	128,957	128,957
Investments in equity securities	1,725	1,381
Property and equipment, net	68,382	76,101
Intangibles and other assets, net	245,830	263,807

Total assets	$594,534	$583,123

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,521	$7,979
Accrued liabilities	43,517	58,646
Deferred revenue	32,453	34,610
Current portion of notes payable	2,500	2,500
Current portion of capital lease obligations	1,739	1,470

Total current liabilities	83,730	105,205
Notes payable, less current portion	3,125	4,231
Capital lease obligations, less current portion	972	1,418
Other liabilities	278	288

Total liabilities	88,105	111,142
Stockholders’ equity
Common Stock, $0.001 par value; 1,500,000 authorized at December 31, 2001 and September 30, 2001; 143,396 and 129,110 outstanding at December 31, 2001 and September 30, 2001	143	129
Additional paid-in capital	956,972	897,241
Deferred compensation and other	(17,777)	(20,824)
Accumulated other comprehensive loss	(1,448)	(2,545)
Accumulated deficit	(431,461)	(402,020)

Total stockholders’ equity	506,429	471,981

Total liabilities and stockholders’ equity	$594,534	$583,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended December 31,

	2001	2000

	(Unaudited)
Cash flows from operating activities
Net loss	$(29,441)	$(38,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchased in-process research and development	—	430
Amortization of intangibles and other assets	16,709	16,208
Depreciation and amortization	6,918	7,794
Provision for doubtful accounts	710	—
Stock based compensation	1,978	3,434
Impairment of property and equipment	2,091	—
Impairment of intangibles and other assets	1,750	—
Changes in assets and liabilities:
Accounts receivable	(25)	(2,732)
Prepaid expenses and other assets	3,897	(2,318)
Accounts payable	(4,458)	4,745
Accrued liabilities and other	(14,617)	20,844
Deferred revenue	(2,157)	(8,880)

Net cash provided by (used in) operating activities	(16,645)	1,418
Cash flows from investing activities
Purchases of property and equipment	(1,290)	(12,373)
Purchases of short-term investments	(90,752)	(359,008)
Proceeds from sales of short-term investments	50,852	353,378
Purchases of investments in equity securities	(500)	—
Proceeds from sales of investments in equity securities	498	5,627
Loans to related party	(4,700)	—
Payments received on related party loan	2,700	—
Acquisition of a company, net of acquired cash	—	(23,500)

Net cash used in investing activities	(43,192)	(35,876)
Cash flows from financing activities
Proceeds (payments) on notes payable, net	(1,106)	(2,627)
Proceeds (payments) on obligations under capital leases, net	(177)	(1,642)
Proceeds from issuance of common stock, net of issuance costs and underwriters' discounts	52,839	—
Proceeds from exercises of stock options and warrants	7,975	6,437

Net cash provided by financing activities	59,531	2,168
Effect of exchange rates on cash and cash equivalents	(86)	(320)

Decrease in cash and cash equivalents	(392)	(32,610)
Cash and cash equivalents at beginning of period	18,518	41,879

Cash and cash equivalents at end of period	$18,126	$9,269

Supplemental cash flow information
Cash paid for interest	$(116)	$(212)

Cash paid for taxes	$(301)	$(216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

Inktomi Corporation (“Inktomi” or the “Company”) was incorporated in California in February 1996 and reincorporated in Delaware in February 1998. We develop and market scalable network infrastructure software solutions designed to significantly enhance the performance and intelligence of large-scale networks.

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2001 filed with the SEC on December 31, 2001.

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

In June 2001, we acquired eScene Networks, Inc. (“eScene”), a developer of advanced streaming media applications and services. The following unaudited pro forma information reflects the results of operations for the three months ended December 31, 2000, as if the acquisition of eScene had occurred on October 1, 2000, and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangibles. We have not presented the pro forma financial information for the Adero asset purchase (December 2000) required under APB No. 16 since we have effectively ceased the assumed operator role of the acquired Adero division, Content Bridge, and have recognized the related full impairment of goodwill and other assets.

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future operating results (in thousands, except per share data).

For the Three
Months Ended
December 31, 2000

Pro forma revenues	$80,547
Pro forma net loss	$(40,084)
Pro forma basic and diluted net loss per share	$(0.32)

NOTE 2. PUBLIC OFFERING

In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising net proceeds after issuance costs and underwriters’ discounts of $52.8 million.

NOTE 3. RESTRUCTURINGS

Fiscal 2002 First Quarter Restructuring:

In the quarter ended December 31, 2001, in light of a continuing economic slowdown, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $4.0 million, including a $1.3 million fixed asset write-down of computer equipment. As of December 31, 2001, approximately $0.5 million of this restructuring accrual remained outstanding.

The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the payments made against the accrual through December 31, 2001 (in thousands):

	Severance	Asset	Underutilized
	Related	Write-Offs	Space	Total

Restructuring Provision:
Severance related	$2,497	$—	$—	$2,497
Fixed asset impairment	—	1,300	—	1,300
Committed excess facilities	—	—	215	215

Total	2,497	1,300	215	4,012
Cash paid	(2,212)	—	—	(2,212)
Non-cash charges	—	(1,300)	—	(1,300)

Accrual balance at December 31, 2001	$285	$—	$215	$500

Fiscal 2001 Fourth Quarter Restructuring:

In the quarter ended September 30, 2001, in response to the continuing economic slowdown, we instituted a restructuring and a workforce reduction of approximately 35 employees to reduce our operating expenses. The reduction in workforce primarily affected our employees working on wireless related products. As a result of this restructuring, we incurred a charge of approximately $7.3 million in the quarter ended September 30, 2001. As of December 31, 2001, approximately $2.8 million of this restructuring accrual remained outstanding.

The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the accrual through December 31, 2001 (in thousands):

	Severance	Underutilized	Asset
	Related	Space	Write-offs	Total

Restructuring Provision:
Severance related	$2,201	$—	$—	$2,201
Committed excess facilities	—	4,375	—	4,375
Fixed asset impairment	—	—	706	706

Total	2,201	4,375	706	7,282
Cash paid	(1,991)	(1,752)		(3,743)
Non-cash charges	—	—	(706)	(706)

Accrual balance at December 31, 2001	$210	$2,623	$—	$2,833

Fiscal 2001 Third Quarter Restructuring:

In the quarter ended June 30, 2001, in light of a challenging operating and business environment, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $5.2 million. As of December 31, 2001, approximately $0.2 million of this restructuring accrual remained outstanding.

The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring charge and the payments made against the accrual through December 31, 2001 (in thousands):

	Severance	Asset	Other
	Related	Write-Offs	Charges	Total

Restructuring Provision:
Severance related	$3,999	$—	$—	$3,999
Professional fees	—	—	601	601
Committed excess facilities	—	—	416	416
Fixed asset impairment	—	198	—	198

Total	3,999	198	1,017	5,214
Cash paid	(3,999)	—	(809)	(4,808)
Non-cash charges	—	(198)	—	(198)

Accrual balance at December 31, 2001	$—	$—	$208	$208

NOTE 4. IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

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

During the three months ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value of this intangible asset as there will be no further revenue streams related to this asset.

NOTE 5. CALCULATION OF NET LOSS PER SHARE

Shares of Common Stock used in computing basic and diluted net loss per share (“EPS”) are based on the weighted average shares of Common Stock outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares of Common Stock during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares of Common Stock assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. Excluded from the computation of diluted earnings per share for the three months ended December 31, 2001 and 2000, are options and warrants to acquire 26.5 million shares and 26.6 million shares, respectively, of Common Stock as their effects would be anti-dilutive.

NOTE 6. LEGAL PROCEEDINGS

On August 2, 2001, an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We were served the complaint on August 7, 2001. We subsequently filed a response denying the allegations and asserting a number of defenses. At this time it is too early to estimate any potential losses from this action and whether this action may have a material impact on the results of operations. We intend to vigorously defend against this action.

NOTE 7. RELATED PARTY TRANSACTIONS

In December 2001, we provided two loans to our Chief Executive Officer totaling $4.7 million. These loans are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. At December 31, 2001, $2.0 million remained outstanding. The remaining balance, plus any accrued unpaid interest, will become due in December 2003. These loans are included in intangibles and other assets, net.

NOTE 8. COMPREHENSIVE NET LOSS

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net loss and reflected instead in stockholders’ equity. The components of comprehensive loss are as follows (in thousands):

	For the Three Months
	Ended December 31,

	2001	2000

	(Unaudited)
Net loss	$(29,441)	$(38,107)
Unrealized gain (loss) on available-for-sale securities	61	(68,630)
Foreign currency translation gain (loss)	1,037	(320)

Comprehensive net loss	$(28,343)	$(107,057)

NOTE 9. STOCK OPTION EXCHANGE PROGRAM

In February 2001, the Inktomi Board of Directors approved a stock option exchange program. Under this program, all employees (including executive officers and outside directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was February 28, 2001. The number of shares subject to the new options were equal to the number of shares subject to the old options, and the exercise price of the new options was the fair market value of Inktomi Common Stock on the date they were granted. The new options have the same vesting schedule as the old options and are immediately exercisable as to vested shares when granted (however, new options granted to executive officers and outside directors lost three months of vesting and were subject to a trading blackout of three months following the grant). The exchange resulted in the voluntary cancellation of options to purchase approximately 12.8 million shares of Common Stock with exercise prices ranging from $12.25 to $211.00 per share. Approximately 10.6 million replacement options were granted on August 29, 2001 at an exercise price of $4.21 per share of Common Stock.

Stock options granted during the six month period prior to implementation of the option exchange program that were not cancelled as part of the program are subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. During the six months prior to implementation of the program, Inktomi granted approximately 2.8 million options, at an average price of $23.65 per option, that are subject to variable plan accounting. Other stock options that are granted to participants of the program in the six months following implementation of the program will also be accounted for in this manner. 1.4 million such options were granted during the six months following implementation of the program, at an average price of $7.18 per option. These options are subject to variable plan accounting. Under variable plan accounting, we are required to record a non-cash compensation charge for the options until the options are exercised, forfeited or cancelled without replacement. The compensation charge will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option’s issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. As of December 31, 2001, we have recorded no compensation charges related to this program.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our second quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We are currently evaluating the effects of these changes on our consolidated financial statements.

In July 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. We have implemented SFAS 141, and the implementation to date has not had a significant impact on our financial position and results of operations.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We intend to adopt SFAS 142 on October 1, 2002, the beginning of our fiscal 2003. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently assessing, but have not yet determined, the impact of SFAS 144 on our financial position and results of operations.

NOTE 11. SEGMENT INFORMATION

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

We have two reportable operating segments: Software Products and Portal Services. Software Products revenues are composed of license, consulting, support and upgrade fees in connection with the Traffic Server network cache platform and its associated product family, Content Delivery Suite software solutions, Media Products, enterprise search products, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. Portal Services revenues are composed of revenues generated through our Web search services and Commerce Engine. We completed the sale of our Commerce Division in March 2001 and therefore, Portal Services revenues for the three months ended December 31, 2001 consisted of only Web search services revenues.

In past filings, revenues from our enterprise search products were included in Portal Services. In this filing and future filings, revenues from our enterprise search products are recorded for this period and all prior periods under Software Products. We believe this change in recordation of the enterprise search revenues better reflects the nature of the product as a software offering and mirrors how the product line is managed within our organization following our October 2001 restructuring.

We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction.

Acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, impairment of intangibles and other assets, restructuring, and amortization of deferred compensation expense are not included in management’s evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our annual report on Form 10-K for the year ended September 30, 2001, as filed on December 31, 2001. We do not track assets by operating segments.

Financial information about segments (in thousands):

	For the Three Months Ended December 31, 2001

			Amortization	Impairment
			of Intangibles	of Intangibles		Amortization
	Software	Portal	and Other	and Other		of Deferred
	Products	Services	Assets	Assets	Restructuring	Compensation	Total

	(Unaudited)
Revenues	$28,356	$11,663	$—	$—	$—	$—	$40,019
Operating income (loss)	$(10,387)	$2,231	$(16,709)	$(1,750)	$(4,012)	$(1,978)	$(32,605)

	For the Three Months Ended December 31, 2000

				Purchased
			Amortization	In-process
			of Intangible	Research	Acquisition-	Amortization
	Software	Portal	and Other	and	Related	of Deferred
	Products	Services	Assets	Development	Charges	Compensation	Total

	(Unaudited)
Revenues	$60,448	$20,056	$—	$—	$—	$—	$80,504
Operating loss	$4,937	$(7,254)	$(16,208)	$(430)	$(19,497)	$(3,434)	$(41,886)

One customer made up 45% of Software Products revenues in the three months ended December 31, 2001 and a different customer exceeded 10% of Software Products revenues in the three months ended December 31, 2000. Two customers exceeded 10% of Portal Services revenues in the three months ended December 31, 2001 and one of the aforementioned customers also exceeded 10% of Portal Services revenues in the three months ended December 31, 2000.

At December 31, 2001, less than 10% of our tangible long-term assets were located outside the United States.

The following table sets forth revenue information for geographic areas: (in thousands):

	For the Three Months
	Ended December 31,

	2001	2000

	(Unaudited)
United States	$33,899	$51,499
International	6,120	29,005

Total Revenues	$40,019	$80,504

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

Licenses revenues are composed of license and upgrade fees in connection with our software products, which includes our Traffic Server network cache platform and its associated product family, our Content Delivery Suite software solutions, our Media Products, our enterprise search products, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products are generally based on the number of documents being searched.

Services revenues are composed of revenues generated through consulting and support fees related to our software products and through fees generated from our Commerce Engine. Consulting and support fees are recognized ratably over the service period as the services are performed. We completed the sale of our Commerce Division in March 2001 and therefore, services revenues for the three months ended December 31, 2001, consisted of only consulting and support fees.

Web search services revenues are generated through a variety of contractual arrangements related to our Web search services, which include general service fees, per-query search fees, search service hosting fees and paid inclusion fees. Subscription fees and other fixed periodical fees are recognized ratably over the contract period. Per-query fees are recognized based on the activity in the period.

Over the past several quarters, the business climate in general and our target service provider market in particular, have experienced dramatic declines. This has adversely impacted our ability to generate revenues or maintain the significant revenue growth we achieved in fiscal 2000. We have undertaken a number of initiatives to adjust to this business environment including instituting a strategy of developing and marketing products and services for the enterprise market, reducing expenses through strong cost cutting measures and work force reductions, and integrating our sales force such that each person is responsible for selling our complete line of products. We believe that gaining traction from these efforts will take the next several quarters and will be subject to a number of risks and uncertainties.

RESULTS OF OPERATIONS

Revenues

Total revenues were $40.0 million in the three months ended December 31, 2001, a decrease of $40.5 million or 50% from total revenues of $80.5 million in the comparable period in fiscal 2001. One transaction accounted for 30% of our total revenues in the three months ended December 31, 2001, with this customer making up 38% of total revenues in the quarter. A different customer represented more than 10% of total revenues in the three months ended December 31, 2000. The dollar amount of transactions with these customers is consistent with our history of having one or more significant customers in a quarter. Total revenues were generated primarily from our installed base of service provider customers with some new and existing enterprise contribution. We generated most of our total revenues through our direct sales efforts, except in Asia Pacific where our revenues were generated primarily though channel partners. Our OEMs gained some traction in the quarter and represented a modest contribution to overall revenues.

Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the early stage build-out of our international operations. International revenues were 15% of total revenues in the three months December 31, 2001, consistent with recent quarters. International revenues were 36% of total revenues in the comparable period in fiscal 2001. The decrease in the percentage of international revenues from the comparable period in fiscal 2001 was primarily due to weakness in the European market.

License revenues totaled $21.1 million in the three months ended December 31, 2001, representing a decrease of $30.2 million or 59% from license revenues of $51.2 million in the comparable period in fiscal 2001. The decrease was primarily due to decreased licenses to network service providers, reflecting the challenging economic environment and a shift in the carrier marketplace away from large infrastructure investments covering multiple quarters to smaller investments to address present needs. This was partially offset by a large transaction with one repeat service provider customer for our network caching technology. We believe that in the short-term, our revenues will be derived substantially from existing service provider customers with revenue contribution from enterprises increasing over time.

Services revenues totaled $7.3 million in the three months ended December 31, 2001, representing a decrease of $7.0 million or 49% over services revenues of $14.3 million in the comparable period in fiscal 2001. The decrease was primarily due to decreases in fees generated from our Commerce Engine and from our consulting practice. As a result of the divestiture of our Commerce Division in March 2001, Commerce Engine revenues decreased from $5.1 million in the three months ended December 31, 2000, to nil in the three months ended December 31, 2001. Consulting revenues decreased $1.5 million in the three months ended December 31, 2001, as compared to the same period in fiscal 2001, reflecting fewer consulting opportunities. In order to maintain or grow the level of our services revenues, we will need to procure new consulting engagements, renew support agreements that are due to expire during the next fiscal year and enter into new support agreements with new service provider and enterprise customers.

Web search services revenues totaled $11.7 million in the three months ended December 31, 2001, representing a decrease of $3.3 million or 22% from Web search services revenues of $15.0 million in fiscal 2000. Two customers accounted for greater than 10% of total Web search services revenues during the three months ended December 31, 2001. The decrease in Web search services revenues was primarily due to weakness in the Internet portal market where many smaller or poorly funded companies could not raise sufficient funds to continue to purchase our services. This was partially offset by growth in revenue from our larger customers and growth in our Index Connect and Search Submit paid inclusion services. In the future, we expect revenues from our paid inclusion services to become a greater percentage of total Web search revenues.

During the three months ended December 31, 2001 and 2000, we recognized revenues of approximately $2.6 million and $16.2 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the three months ended December 31, 2000, we also recognized installment basis revenue from Adero on an agreement consummated in December 1999. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

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

In connection with stock option grants and our business acquisitions, certain options granted have been considered to be compensatory. Compensation associated with such options was $2.0 million and $3.4 million for the three months ended December 31, 2001 and 2000, respectively. At December 31, 2001, a balance of $17.8 million in deferred compensation remained and will be charged to operations through 2004.

Cost of Revenues

Cost of revenues were $10.2 million for the three months ended December 31, 2001, representing a decrease of $4.3 million or 30% from cost of revenues of $14.5 million in the comparable period in fiscal 2001.

Licenses cost of revenues generally consist of royalties or license fees associated with licensed technologies used in our software applications. Licenses cost of revenues were $1.4 million for the three months ended December 31, 2001, representing a decrease of $1.0 million or 43% from licenses cost of revenues of $2.4 million in the comparable period in fiscal 2001. The decrease is attributable to the decline in our licenses revenues.

Services cost of revenues generally consist of expenses associated with our consulting services and our technical support department as well as depreciation and network and hosting charges associated with the operation of our former Commerce business. Services cost of revenues were $3.6 million for the three months ended December 31, 2001, representing a decrease of $2.4 million or 40% from services cost of revenues of $5.9 million in the comparable period in fiscal 2001. The decrease was primarily attributable to the divestiture of our Commerce business in March 2001 and lower expenses in our consulting practice.

Web search cost of revenues generally consist of expenses related to the operation of our Web search business, primarily depreciation, network and hosting charges, and distribution costs associated with our paid inclusion products. For the three months ended December 31, 2001, Web search services cost of revenues were $5.3 million, representing a decrease of $0.9 million or 15% from Web search cost of revenues of $6.3 million in the comparable period in fiscal 2001. The decrease was primarily the result of lower depreciation and hosting charges, offset by an increase in distribution costs for our paid inclusion products.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff as well as expenses related to our marketing programs, including trade shows and advertising. Sales and marketing expenses were $20.6 million for the three months ended December 31, 2001, a decrease of $23.7 million or 53% from sales and marketing expenses of $44.3 million in the comparable period of fiscal 2001. This decrease was primarily due to a decrease in the number of sales and marketing personnel, decreased sales commissions, and decreased marketing program expenses.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development efforts. Our current research and development efforts are focused on adding features and functionality across each of our current applications, modifying and adapting our products and services for use with enterprise networks, developing our products and services for use with enterprise networks, and adapting our products to work with additional products and platforms. Research and development expenses were $14.1 million in the three months ended December 31, 2001, a decrease of $7.4 million or 34% from research and development expenses of $21.5 million in the comparable period of fiscal 2001. The decrease was primarily due to a decrease in the number of research and development personnel, including Commerce personnel, partially offset by an increase in depreciation expense. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will continue to be significant in future periods.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including accounting, facilities, finance, human resources and legal. General and administrative expenses totaled $5.2 million in the three months ended December 31, 2001, a decrease of $0.7 million or 13% from general and administrative expenses of $5.9 million in the comparable period of fiscal 2001. This decrease was due primarily to a decrease in the number of general and administrative personnel and decreased facility costs.

Amortization of Intangibles and Other Assets

Amortization of intangibles and other assets primarily relates to amortization of goodwill acquired through our purchase acquisitions of Ultraseek Corporation and eScene Networks and through our asset purchase from Adero. Amortization of intangibles and other assets totaled $16.7 million in the three months ended December 31, 2001, an increase of $0.5 million or 3% from amortization of intangibles and other assets of $16.2 million in the comparable period of fiscal 2001. The increase in amortization of intangibles and other assets is due to our acquisition of eScene in June 2001.

Impairment of Intangibles and Other Assets

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

During the three months ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value of this intangible asset as there will be no further revenue streams related to this asset.

Restructuring Costs

In the quarter ended December 31, 2001, in light of a continuing economic slowdown, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses. All functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $4.0 million.

Purchased In-Process Research and Development

A portion of the purchase price we paid for various assets of Adero have been allocated to developed technology and in-process research and development (“IPRD”). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by the acquired companies concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $0.4 million in the three months ended December 31, 2000 because technological feasibility had not been established and no future alternative uses existed.

Acquisition-Related Costs

As a result of our Fast Forward Networks acquisition in October 2000, we recorded acquisition-related costs of $19.5 million in the three months ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses. As of December 31, 2001, no accrued liabilities relating to FastForward acquisition-related costs remained outstanding.

Other Income, Net

Other income, net includes interest on our cash and cash equivalents, short-term investments and long-term restricted cash, interest expenses related to our debt and capital lease obligations and realized gains or losses on disposal of assets. Other income, net totaled $3.4 million in the three months ended December 31, 2001, a decrease of $0.6 million or 16% from other income, net of $4.0 million in the comparable period of fiscal 2001. The decrease was primarily the result of decreased interest income, offset by a $2.8 million gain relating to the reversal of accruals from previous one-time charges.

Income Tax Provision

Our income taxes for the three months ended December 31, 2001 were $0.2 million. Our effective income tax rate may change during the remainder of fiscal 2002 if operating results differ significantly from current projections. We expect income taxes to remain minimal until we begin to generate taxable income.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $123.7 million at December 31, 2001, an increase of $39.2 million or 46% from $84.5 million at September 30, 2001. At December 31, 2001 and September 30, 2001, our long-term restricted cash was $129.0 million.

In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising net proceeds after issuance costs and underwriters’ discounts of $52.8 million.

For the three months ended December 31, 2001, net cash used in operations of $16.6 million was primarily attributable to our net loss for the quarter and a net change in assets and liabilities, offset partially by amortization of intangibles and other assets, depreciation and amortization, stock based compensation, impairment of property and equipment, and impairment of intangibles and other assets. For the three months ended December 31, 2000, net cash provided by operations of $1.4 million was primarily attributable to a net change in assets and liabilities, amortization of intangibles and other assets, depreciation and amortization, and stock based compensation, offset partially by our net loss for the quarter.

For the three months ended December 31, 2001, net cash used in investing activities of $43.2 million was attributable to net purchases of short-term investments, loans made to a related party and purchases of property and equipment. For the three months ended December 31, 2000, net cash used in investing activities of $35.9 was attributable to purchases of property and equipment, net purchases of short-term investments, and a business acquisition, offset partially by sales of investments in equity securities.

For the three months ended December 31, 2001, net cash provided by financing activities of $59.5 million was attributable to proceeds raised relating to our public offering and exercises of stock options and warrants, offset partially by payments on notes payable and capital lease obligations. For the three months ended December 31, 2000, net cash provided by financing activities of $2.2 million was attributable to exercises of stock options and warrants, offset partially by payments on notes payable and capital lease obligations.

From time to time, we have used debt and leases to partially finance capital purchases. At December 31, 2001, we had $8.3 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $5.6 million of our debt at December 31, 2001 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time, and do not allow us to distribute cash dividends. As of December 31, 2001, we were in compliance with all financial covenants.

In April 2000, we entered into a lease commencing November 1, 2001 for approximately 380,000 square feet of office space in two mid-rise office buildings in Foster City, California. The lease is for substantially more space than we will need for the next several years. The commercial real estate market in San Mateo County, California is volatile and unpredictable in terms of rental fees, occupancy rates and preferred locations. If we fail to sublease a significant portion or all of this new space at or above the rate we are paying under the lease agreement, we will incur substantial additional operating expense during the lease term. Aggregate payments to be made under the lease are approximately $324.4 million over the lease term ending October 31, 2016. Payments under the lease will commence in the three months ended March 31, 2002. This lease limits the liquidity of $9.3 million of our cash, which is classified as long-term on our balance sheet.

In August 2000, we entered into a lease agreement commencing August 24, 2000 for our corporate headquarters in Foster City, California, including all improvements related to this property. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principle value. Future minimum lease payments under this lease are calculated based on the 1-year LIBOR as of December 31, 2001. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet.. At the end of the lease term, we have the option to buy the building for $114 million or to extend the lease. If we elect not to purchase the building or extend the lease, we have guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee).

Our capital and liquidity requirements depend on numerous factors, including market acceptance of our products, economic conditions impacting our revenue generation, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, the resources we commit to facilities, the timing and extent of our investments, the value of our investments in equity securities and real estate, acquisition costs, and the ability to raise capital and other factors. We believe that we have adequate cash resources to fund operations for more than the next twelve months.

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

OUR FUTURE GROWTH DEPENDS ON THE COMMERCIAL SUCCESS OF EACH OF OUR SOFTWARE PRODUCTS AND OUR ABILITY TO TRANSITION OUR PRODUCTS AND STRATEGIES TO SERVE ENTERPRISE CUSTOMERS.

Our future growth substantially depends on the commercial success of our Traffic Server network cache product and its associated product family, our Content Delivery Suite, our Media Products, and our content networking applications including Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. The markets for these products are in their early stages and we cannot be sure that our target customers will widely adopt and deploy these technologies throughout their networks. Demand for our products has fluctuated significantly over the past few quarters as our core telecommunications and network service provider customers and prospects have deferred and downsized purchases, and as the Content Delivery Network market has declined. We expect this business environment to continue for the foreseeable future, and expect we will need to continue to modify and enhance our products for multiple market segments including, in particular, the enterprise market. We are targeting new and adapted products primarily towards enterprise customers and we expect revenues from these products to be modest over the next several quarters. We cannot be sure we will be successful in our development efforts or that our products will gain market traction. Our future success substantially depends on our ability to generate substantial and sustained revenues from our existing network software products and new content networking products in each of our market segments and substantially increase the number of new and repeat customer transactions.

WE MAY BE UNABLE TO GENERATE SUFFICIENT DEMAND FOR OUR MEDIA PRODUCTS DUE TO MARKET FACTORS, SOME OF WHICH ARE OUTSIDE OUR CONTROL.

The streaming media market is in its early stages and sales of our products into this market to date have been modest and fluctuated from quarter to quarter. The amount of streaming content available over public networks and enterprise networks must increase substantially for some of our potential customers to justify their purchase of our Media Products. These products are complex which may limit their market acceptance and deployment. Growth in sales in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient and sustainable demand in the service provider marketplace. As we focus on the enterprise content networking market, enterprises building out their content networks must realize the value of live and on-demand webcasts, training seminars and other media applications in order for wide adoption of our products. There can be no assurances that enterprises will adopt streaming or on-demand media solutions for the operation of their business or networks, or that our solutions will meet their requirements. Our Media Products rely in part on continued access to third party technology that enables them to effectively recognize and stream media. Failure to maintain our current arrangements to use these third party technologies may adversely affect the appeal of these products.

OUR BUSINESS WOULD BE HARMED IF CUSTOMERS CHOOSE NOT TO USE OR PROMOTE OUR WEB SEARCH SERVICES.

Revenues from our Web search services result primarily from the number of end-user searches processed by our Search Engine. Our agreements with customers do not require them to direct end-users to our search services or to use our search services exclusively or at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our Web search services, and the ability of customers to monetize traffic from their Web site search pages. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. Many of our smaller search services customers have elected not to renew their contracts and our market opportunity from portals has become more limited. As a result, our Web search revenues are dependent on a relatively few number of major customers. Economic conditions may lead such customers of our Web search services to stop paying for such services or to only pay for such services at highly reduced rates. In order for us to increase revenues from our Search Engine business, we will need to attract new customers, develop and deliver new search services, products and features to existing and future customers, establish deeper strategic relationships with our customers, and increase the adoption of our Index Connect and Search Submit paid inclusion services for content publishers. We expect that over time our paid inclusion services for content publishers will comprise a greater percentage of total Web search services revenues. Should our large portal customers develop or acquire their own paid inclusion services or utilize those of our competitors, our business would be harmed.

GROWTH OF SALES OF OUR ENTERPRISE SEARCH PRODUCTS IS DEPENDENT ON THE ACCEPTANCE OF SUCH PRODUCTS FOR ENTERPRISE WIDE UTILIZATION.

Our revenue growth is dependent, among other things, upon the growth of sales of our search software products to enterprises. Such revenues are derived from software license fees and fees derived from support and upgrades of such software. A number of factors could cause sales of our enterprise search products to slow or decline. We face intense competition from companies with more experience in the marketplace and who offer a broad set of products and services to our target customers. In addition, these companies have deeper strategic relationships and have established well developed channels to sell and distribute their products and services. We historically have sold our enterprise search products primarily at the departmental level within large enterprises, through a direct sales force. To expand our market opportunities, we will need to enhance our product and service offerings, effectively market our products as enterprise wide search and navigation solutions, develop channel and licensing programs to extend our reach, and partner with companies offering complementary products to offer collectively a broader set of integrated products.

OUR SUCCESS IN THE ENTERPRISE MARKETPLACE DEPENDS ON OUR ABILITY TO NAVIGATE A SET OF MARKET AND DEVELOPMENT CHALLENGES.

Our shifting focus towards marketing our products to the enterprise market introduces new challenges to our business. The enterprise market for network infrastructure products and applications is in its early stage and the market may develop more slowly than expected. Large entities with broad applications or infrastructure suites may pursue our targeted enterprise market with integrated offerings that preclude the utilization of standalone software applications such as the ones we are offering. The network infrastructure based business model for enterprise content delivery for which our software products support may prove to be an unattractive business model. Enterprises may base their network infrastructure purchases on available point applications for which we have limited offerings and limited ability to develop. We will need to expend resources to develop or acquire additional point applications to drive growth in the enterprise market. In addition, the point applications that we currently offer may not provide an effective foothold within the enterprise to up-sell our infrastructure software.

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

We directly or indirectly compete against multiple companies with our software infrastructure products, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks and Volera. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/intranet software market as well as in specific market segments in which we compete.

In the search software market, our primary competitors include AltaVista, Autonomy, Dataware, Excalibur, Fulcrum, Lotus, Microsoft and Verity. Other well-funded and brand recognizable companies have announced their intention to enter the search software market. We also indirectly compete in this market with Oracle and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

In the short-term, we expect that a substantial portion of our revenues will come from licenses to a relatively small number of customers, which is consistent with our historical performance to date. The volume and timing of orders are difficult to predict because the markets for our products are in their early stages and the sales cycle varies substantially from customer to customer. In addition, many customers in our target markets are scrutinizing their capital spending budgets in light of the current economic conditions, and other customers have limited access to capital to fund operational needs. These companies are shifting their buying patterns as a result, taking a more cautious and measured approach to their network build-out plans. Historically, customer orders during a quarter, excluding our search related products and services, have consisted of a small number of multi-million dollar deals and several other smaller orders ranging from $0.1 million to $0.5 million. The cancellation, deferral or reduction of even a small number of licenses of any of our products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

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

OUR FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES, DISTRIBUTION AND SUPPORT ORGANIZATIONS.

We will need to improve the effectiveness and breadth of our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require sophisticated sales efforts targeted at several people within our prospective customers’ organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we will need to effectively train and educate our sales force if we are to be successful in our sales related initiatives including selling into the enterprise market, building out our lead management system, completing the deployment of our inside sales force, and improve our overseas sales efforts.

Our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical and marketing expertise. Even with this expertise, our distribution partners generally require a significant amount of training and support from us and this training often takes several quarters before our distribution partners develop the expertise and skills necessary to effectively sell our products. We may be adversely affected if our distribution partners fail to ship products in a timely manner or according to agreed upon schedules. In recent quarters we have focused our efforts on entering into OEM relationships with prominent network hardware providers to bundle our software products into their hardware offerings. Several risks arise in connection with these relationships including conflicts with our other sales channels, unpredictable product support obligations and reliance on such third parties for sales results.

We require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to continue to train our staff to support new customers, new product lines, the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries including the Internet, telecommunications and media.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, Internet technology and service providers, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, enhance our product and service offerings, and expand our sales, marketing and distribution capabilities. If we are unable to develop these key relationships or maintain and enhance existing relationships across all of our product and service offerings, we may have difficulty generating revenues.

We have from time to time licensed components from others such as reporting functions, security features, and internalization capabilities, and incorporated them into our products and services. If these licensed components are not maintained, it could impair the functionality of our products and services and require us to obtain alternative products from other sources or to develop this software internally. In either case, this could involve costs and delays as well as diversion of engineering resources.

THE LEGAL ENVIRONMENT IN WHICH WE OPERATE IS UNCERTAIN AND CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location or local systems. In addition, our Web search services collect end-user information, which we use to deliver services to our customers and our customers use to deliver services to their users. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our products or services contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

OUR EFFORTS TO INCREASE OUR PRESENCE IN MARKETS OUTSIDE OF THE UNITED STATES MAY BE UNSUCCESSFUL AND COULD RESULT IN LOSSES.

We market and sell our products in the United States and internationally, principally Europe and Asia. Historically, the percentage of sales to customers located outside of the United States has varied substantially, reflecting the limited build-out of our international operations. We have limited experience in developing localized versions of our products and marketing and distributing our products internationally. In addition, other inherent risks may apply to international markets and operations, including:

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. To this point, in August 2001, Network Caching Technology L.L.C. (NCT) initiated an action against us that our caching products violate one or more patents owned by NCT. The complaint seeks compensatory and other damages and injunctive relief. This case, and any future actions initiated against us, will be time consuming and expensive to defend, will direct management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. The royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See our Annual Report on Form 10-K filed with the Commission on December 31, 2001 for a current description of legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION

3.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.2b(12)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4(3)	Bylaws of Inktomi.
4.1(3)	Specimen Common Stock Certificate.
10.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(16)	1998 Stock Plan and form of agreement thereunder.
10.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8(11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9	Reserved for future use.
10.10(13)	Ultraseek Stock Option Plan and form of agreement thereunder.
10.11(14)	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.12(14)	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.13(12)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16(1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.17(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.18(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.19(16)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.20(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.21(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.22(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.23(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.24(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.

EXHIBIT
NUMBER	DESCRIPTION

10.25(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10.26(16)	Amendment to 1996 Equity Incentive Plan.
10.27(16)	Amendment to C2B Technologies 1997 Stock Plan
10.28(16)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10.29(16)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10.30(15)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10.31(17)	Amendment to the Ultraseek Stock Option Plan.
10.32(17)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10.33(18)	Participation Agreement dated August 24, 2000 between Inktomi, Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc. and the amendment thereto dated May 7, 2001.
10.34(19)	Amendment dated October 23, 2001 to the Participation Agreement between Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc.
10.35(18)	Employee Loan Agreement dated April 30, 2001 between Inktomi and Edward Hally.
10.36(19)	Promissory Notes dated December 10, 2001 and December 18, 2001, respectively, executed by David Peterschmidt for the benefit of Inktomi Corporation.

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

(12)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(14)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(15)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874)

(16)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.

(17)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(18)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2001.

(19)	Incorporated by reference from Inktomi’s Annual Report of Form 10-K filed with the Commission on December 31, 2001.

(b)	REPORTS ON FORM 8-K

On October 9, 2001 we filed a Current Report on Form 8-K/A to amend our Current Report on Form 8-K, filed August 16, 2001. The purpose of this amendment was to amend Exhibit 99.2 to that Form 8-K. Exhibit 99.2 contained Selected Consolidated Financial Data.

On October 26, 2001 we filed a Current Report on Form 8-K to update various disclosure items in the filings made by Inktomi Corporation under the Securities Exchange Act of 1934. Attached as exhibits to this Current Report were the following items:

•	The Second Amendment to Participation Agreement between Inktomi, Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York Branch, Deutsche Bank AG, New York and/or Cayman Islands Branch, and Deutsche Banc Alex. Brown Inc. f/k/a Deutsche Bank Securities, Inc., dated October , 2001

•	Press Release dated October 1, 2001 of Inktomi Corporation

•	Press Release dated October 18, 2001 of Inktomi Corporation

•	Press Release dated October 26, 2001 of Inktomi Corporation

On October 31, 2001 we filed a Current Report on Form 8-K reporting that Inktomi Corporation entered into a purchase agreement with Merrill Lynch & Co. and Thomas Weisel Partners LLC, as underwriters, in connection with an offering of Inktomi Corporation common stock. Copies of the Purchase Agreement and of the press release announcing the offering were attached as exhibits to this Current Report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Inktomi Corporation

Date: February 14, 2002	By:	/s/ JERRY M. KENNELLY Jerry M. Kennelly, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.2b(12)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3.4(3)	Bylaws of Inktomi.
4.1(3)	Specimen Common Stock Certificate.
10.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10.2(16)	1998 Stock Plan and form of agreement thereunder.
10.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10.8(11)	First Amended and Restated Lease Agreement between Parkside Towers Co-Tenancy and Inktomi.
10.9	Reserved for future use.
10.10(13)	Ultraseek Stock Option Plan and form of agreement thereunder.
10.11(14)	Purchase and Sale Agreement dated June 30, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.12(14)	First Amendment to Purchase and Sale Agreement dated as of July 14, 2000 by and between WHFST Real Estate Limited Partnership and Inktomi.
10.13(12)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10.14	Reserved for future use.
10.15	Reserved for future use.
10.16(1)	Office Lease dated October 9, 1998 between Inktomi and WHFST Real Estate Limited Partnership, a Delaware limited partnership.
10.17(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10.18(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10.19(16)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.20(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10.21(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.22(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10.23(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10.24(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10.25(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10.26(16)	Amendment to 1996 Equity Incentive Plan.
10.27(16)	Amendment to C2B Technologies 1997 Stock Plan
10.28(16)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10.29(16)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10.30(15)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.

EXHIBIT
NUMBER	DESCRIPTION

10.31(17)	Amendment to the Ultraseek Stock Option Plan.
10.32(17)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10.33(18)	Participation Agreement dated August 24, 2000 between Inktomi, Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc. and the amendment thereto dated May 7, 2001.
10.34(19)	Amendment dated October 23, 2001 to the Participation Agreement between Wilmington Trust Company, Wilmington Trust FSB, Deutsche Bank AG, New York, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities, Inc.
10.35(18)	Employee Loan Agreement dated April 30, 2001 between Inktomi and Edward Hally.
10.36(19)	Promissory Notes dated December 10, 2001 and December 18, 2001, respectively, executed by David Peterschmidt for the benefit of Inktomi Corporation.

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

(12)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(14)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(15)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874)

(16)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/A filed with the Commission on January 2, 2001.

(17)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(18)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2001.

(19)	Incorporated by reference from Inktomi’s Annual Report of Form 10-K filed with the Commission on December 31, 2001.