Form 10-Q
period 2002-03-31
INKTOMI CORP
filed 2002-05-13
CIK 1024302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2002 was 145,308,054.

INKTOMI CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

This report on Form 10-Q and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; our ability to successfully penetrate the enterprise market; our ability to continue to support the service provider market; our success generating sales through our alliances and partners; our ability to introduce new products and services and enhance existing products and services to meet customer needs; the changing composition and purchasing trends of our customer base; the composition of our revenues; our expected expenses for future periods; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading network technologies; the possibility of acquiring complementary businesses, products, services and technologies; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings “Factors Affecting Operating Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

	(UNAUDITED)		(UNAUDITED)

Revenues
Licenses	$11,201	$17,676	$32,260	$68,899
Services	6,455	8,863	13,752	23,189
Web search services	13,152	12,946	24,815	27,901

Total revenues	30,808	39,485	70,827	119,989
Cost of Revenues
Licenses	1,125	879	2,475	3,231
Services	2,340	6,282	5,892	12,188
Web search services	4,776	6,458	10,088	12,712

Total cost of revenues	8,241	13,619	18,455	28,131
Gross Profit	22,567	25,866	52,372	91,858
Operating expenses
Sales and marketing	19,162	37,665	39,785	81,986
Research and development	13,419	22,283	27,556	43,781
General and administrative	4,221	6,812	9,400	12,736
Amortization of intangibles and other assets	16,709	19,308	33,418	35,516
Restructuring	74,608	—	78,620	—
Impairment of intangibles and other assets	—	—	1,750	—
Acquisition-related costs	—	—	—	19,497
Purchased in-process research and development	—	—	—	430

Total operating expenses	128,119	86,068	190,529	193,946

Operating loss	(105,552)	(60,202)	(138,157)	(102,088)
Other income, net	1,728	2,320	5,091	6,315

Loss before income tax provision	(103,824)	(57,882)	(133,066)	(95,773)
Income tax provision	(223)	(436)	(422)	(652)

Net loss	$(104,047)	$(58,318)	$(133,488)	$(96,425)

Earnings per share
Basic and diluted net loss per share	$(0.72)	$(0.46)	$(0.95)	$(0.77)

Shares used in calculating basic and diluted net loss per share	144,073	125,731	139,890	125,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	September 30,
	2002	2001

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,537	$18,518
Short-term investments	95,397	65,995

Total cash and cash equivalents and short-term investments	109,934	84,513
Accounts receivable, net	17,405	22,449
Prepaid expenses and other current assets	7,326	5,915

Total current assets	134,665	112,877
Restricted cash	128,957	128,957
Investments in equity securities	1,216	1,381
Property and equipment, net	50,824	76,101
Intangibles and other assets, net	226,552	263,807

Total assets	$542,214	$583,123

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,863	$7,979
Accrued liabilities	52,012	58,646
Deferred revenue	27,595	34,610
Current portion of notes payable	7,500	2,500
Current portion of capital lease obligations	1,699	1,470

Total current liabilities	99,669	105,205
Notes payable, less current portion	2,500	4,231
Capital lease obligations, less current portion	619	1,418
Other liabilities	37,759	288

Total liabilities	140,547	111,142
Commitments and contingencies (Note 3 and Note 6)
Stockholders’ equity
Common Stock, $0.001 par value; 1,500,000 authorized at March 31, 2002 and September 30, 2001; 145,303 and 129,110 outstanding at March 31, 2002 and September 30, 2001	145	129
Additional paid-in capital	955,864	897,241
Deferred compensation	(15,816)	(20,824)
Accumulated other comprehensive loss	(3,017)	(2,545)
Accumulated deficit	(535,509)	(402,020)

Total stockholders’ equity	401,667	471,981

Total liabilities and stockholders’ equity	$542,214	$583,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities
Net loss	$(133,488)	$(96,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring	78,620	—
Amortization of intangibles and other assets	33,418	35,516
Depreciation and amortization	13,361	16,301
Stock based compensation	3,521	6,664
Impairment of intangibles and other assets	1,750	—
Impairment of property and equipment	791	—
Provision for doubtful accounts	(517)	—
Purchased in-process research and development	—	430
Changes in assets and liabilities:
Accounts receivable	5,561	19,636
Prepaid expenses and other assets	2,024	(8,219)
Accounts payable	2,884	5,171
Accrued liabilities and other	(34,374)	11,925
Deferred revenue	(7,015)	(14,492)

Net cash used in operating activities	(33,464)	(23,493)
Cash flows from investing activities
Purchases of property and equipment	(2,284)	(21,752)
Purchases of short-term investments	(128,766)	(491,401)
Proceeds from sales of short-term investments	98,316	539,967
Restriction of cash for lease agreements	—	(9,341)
Purchases of investments in equity securities	(500)	(4,247)
Proceeds from sales of investments in equity securities	1,220	—
Loans to related parties	(5,600)	—
Payments received on loans to related parties	4,252	—
Acquisition of a company, net of acquired cash	—	(23,500)

Net cash used in investing activities	(33,362)	(10,274)
Cash flows from financing activities
Payments on notes payable	(1,731)	(6,087)
Proceeds on notes payable	5,000	7,500
Payments on obligations under capital leases	(570)	(1,574)
Proceeds from issuance of common stock, net of issuance costs	52,839	—
Proceeds from exercises of stock options and warrants	7,286	6,879
Proceeds from notes receivable for stock	—	65

Net cash provided by financing activities	62,824	6,783
Effect of exchange rates on cash and cash equivalents	21	(366)

Decrease in cash and cash equivalents	(3,981)	(27,350)
Cash and cash equivalents at beginning of period	18,518	41,879

Cash and cash equivalents at end of period	$14,537	$14,529

Supplemental cash flow information
Cash paid for interest	$(278)	$(1,195)

Taxes paid	$(336)	$(652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

Inktomi Corporation (“Inktomi” or the “Company”) was incorporated in California in February 1996 and reincorporated in Delaware in February 1998. We develop and market scalable network infrastructure software and services for global enterprises and service providers, which are designed to significantly enhance the performance and intelligence of large-scale networks.

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

In June 2001, we acquired eScene Networks, Inc. (“eScene”), a developer of advanced streaming media applications and services. The following unaudited pro forma information reflects the results of operations for the quarter and six month periods ended March 31, 2001, as if the acquisition of eScene had occurred on October 1, 2000, and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangibles. We have not presented the pro forma financial information for the Adero asset purchase (December 2000) required under APB No. 16 since we have effectively ceased the assumed operator role of the acquired Adero division, Content Bridge, and have recognized the related full impairment of goodwill and other assets.

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future operating results (in thousands, except per share data).

	For the Three	For the Six
	Months Ended	Months Ended
	March 31, 2001	March 31, 2001

Pro forma revenues	$39,549	$120,096
Pro forma net loss	(60,291)	(100,375)
Pro forma basic and diluted net loss per share	$(0.48)	$(0.80)

NOTE 2. PUBLIC OFFERING

In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising net proceeds after issuance costs and underwriters’ discounts of $52.8 million.

NOTE 3. RESTRUCTURINGS

Fiscal 2002 Second Quarter Restructuring:

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease are approximately $320.0 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility would be adjusted. As of March 31, 2002, approximately $57.9 million of the restructuring accrual remained outstanding.

The following table sets forth an analysis of the components of the fiscal 2002 second quarter restructuring charge and the payments made against the accrual through March 31, 2002 (in thousands):

	Abandoned	Asset
	Space	Write-offs	Total

Restructuring Provision:
Committed excess facilities	$62,293	$—	$62,293
Leasehold improvement impairment	—	12,315	12,315

Total	62,293	12,315	74,608
Cash paid	(4,348)	—	(4,348)
Non-cash charges	—	(12,315)	(12,315)

Accrual balance at March 31, 2002	$57,945	$—	57,945

Less: current portion			20,372

Accrued restructuring included in other long-term Liabilities			$37,573

Fiscal 2002 First Quarter Restructuring:

In the quarter ended December 31, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $4.0 million, including a $1.3 million write-down of computer equipment. As of March 31, 2002, approximately $0.3 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet.

The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the payments made against the accrual through March 31, 2002 (in thousands):

	Severance	Underutilized	Asset
	Related	Space	Write-Offs	Total

Restructuring Provision:
Severance related	$2,497	$—	$—	$2,497
Property and equipment impairment	—	—	1,300	1,300
Committed excess facilities	—	215	—	215

Total	2,497	215	1,300	4,012
Cash paid	(2,372)	—	—	(2,372)
Non-cash charges	—	—	(1,300)	(1,300)

Accrual balance at March 31, 2002	$125	$215	$—	$340

Fiscal 2001 Fourth Quarter Restructuring:

In the quarter ended September 30, 2001, we instituted a restructuring and a workforce reduction of approximately 35 employees to reduce our operating expenses. The reduction in workforce primarily affected our employees working on wireless related products. As a result of this restructuring, we incurred a charge of approximately $7.3 million in the quarter ended September 30, 2001. As of March 31, 2002, approximately $2.3 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet.

The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the accrual through March 31, 2002 (in thousands):

	Severance	Underutilized	Asset
	Related	Space	Write-offs	Total

Restructuring Provision:
Severance related	$2,201	$—	$—	$2,201
Committed excess facilities	—	4,375	—	4,375
Property and equipment impairment	—	—	706	706

Total	2,201	4,375	706	7,282
Cash paid	(2,059)	(2,202)		(4,261)
Non-cash charges	—	—	(706)	(706)

Accrual balance at March 31, 2002	$142	$2,173	$—	$2,315

Fiscal 2001 Third Quarter Restructuring:

In the quarter ended June 30, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $5.2 million. As of March 31, 2002, approximately $0.1 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet.

The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring charge and the payments made against the accrual through March 31, 2002 (in thousands):

	Severance	Asset	Other
	Related	Write-Offs	Charges	Total

Restructuring Provision:
Severance related	$3,999	$—	$—	$3,999
Professional fees	—	—	601	601
Committed excess facilities	—	—	416	416
Property and equipment impairment	—	198	—	198

Total	3,999	198	1,017	5,214
Cash paid	(3,999)	—	(909)	(4,908)
Non-cash charges	—	(198)	—	(198)

Accrual balance at March 31, 2002	$—	$—	$108	$108

NOTE 4. IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

During the three months ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value of this intangible asset as there will be no further revenue streams related to this asset.

NOTE 5. CALCULATION OF NET LOSS PER SHARE

Shares of Common Stock used in computing basic and diluted net loss per share (“EPS”) are based on the weighted average shares of Common Stock outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares of Common Stock during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares of Common Stock assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. Excluded from the computation of diluted earnings per share for the quarter and six months ended March 31, 2002 and 2001, are options and warrants to acquire 24.4 million shares and 13.3 million shares, respectively, of Common Stock as their effects would be anti-dilutive.

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

NOTE 7. RELATED PARTY TRANSACTIONS

In March 2000, we provided a relocation loan to an officer of the Company totaling $1.5 million. The officer left the Company in June 2001 and the loan was repaid in full in March 2002.

In March 2002 we began separation and severance discussions with an officer of the Company. As of March 31, 2002, we had accrued $3.1 million related to this severance as a general and administrative expense. The severance agreement totaling $3.1 million, which was executed by the parties in April 2002, provides for a general release of the Company in exchange for, among other things, the release of the officer’s loan obligation of $1.7 million. Any proceeds, up to $1.0 million, from the sale of Company stock by the officer this calendar year will offset the final amount owed to the officer.

As of March 31, 2002, we had loans outstanding to our Chief Executive Officer totaling approximately $2.9 million. In April 2002, we loaned an additional $2.0 million to our Chief Executive Officer. These loans are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer is no longer with the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003. These loans are included in intangibles and other assets, net. These loans were made pursuant to a $5 million revolving line of credit approved by our Board of Directors in December 2001.

During the quarter and six month periods ended March 31, 2002, we recognized revenues of approximately $1.8 million and $4.4 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the quarter and six month periods ended March 31, 2001, we recognized net revenues of approximately $1.6 million and $22.4 million, respectively, on contracts and licensing arrangements with customers in which we are equity shareholders. During the three months ended December 31, 2000, we also recognized installment basis revenue from Adero on an agreement consummated in December 1999. Prices and terms on these contracts and arrangements were comparable to those given to other similarly situated customers

NOTE 8. COMPREHENSIVE NET LOSS

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities that have been excluded from net loss and reflected instead in stockholders’ equity. The components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(104,047)	$(58,318)	$(133,488)	$(96,425)
Unrealized loss on available-for-sale securities	(554)	(16,884)	(493)	(85,514)
Foreign currency translation loss	(1,015)	(46)	22	(366)

Comprehensive net loss	$(105,616)	$(75,248)	$(133,959)	$(182,305)

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

Stock options granted during the six month period prior to implementation of the option exchange program that were not cancelled as part of the program are subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. During the six months prior to implementation of the program, Inktomi granted approximately 2.8 million options, at an average price of $23.65 per option, that are subject to variable plan accounting. Also subject to variable plan accounting are 1.4 million options, at an average price of $7.18 per option, that were granted to participants of the program during the six months following implementation of the program. These options are subject to variable plan accounting. Under variable plan accounting, we are required to record a non-cash compensation charge for the options until the options are exercised, forfeited or cancelled without replacement. The compensation charge will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option’s issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. As of March 31, 2002, we have recorded no compensation charges related to this program.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. We implemented EITF Issue 01-09 in our second quarter ended March 31, 2002 and this implementation to date has not had an impact on our financial position and results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We intend to adopt SFAS 142 on October 1, 2002, the beginning of our fiscal 2003. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We intend to adopt SFAS 144 on October 1, 2002, the beginning of our fiscal 2003.We are currently assessing, but have not yet determined, the impact of SFAS 144 on our financial position and results of operations.

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

We have two reportable operating segments: Software Products and Portal Services. Software Products revenues are composed of license, consulting, support and upgrade fees in connection with the Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products, enterprise search products, Personal Edge, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. Portal Services revenues are composed of revenues generated through our Web search services and Commerce Engine. We completed the sale of our Commerce Division in March 2001 and therefore, Portal Services revenues for the six months ended March 31, 2002 consisted of only Web search services revenues.

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

Financial information about segments (in thousands):

	For the Three Months Ended March 31, 2002

			Amortization	Impairment
			of Intangibles	of Intangibles		Amortization
	Software	Portal	and Other	and Other		of Deferred
	Products	Services	Assets	Assets	Restructuring	Compensation	Total

	(Unaudited)
Revenues	$17,656	$13,152	$—	$—	$—	$—	$30,808
Operating income (loss)	$(17,026)	$4,334	$(16,709)	$—	$(74,608)	$(1,543)	$(105,552)

	For the Three Months Ended March 31, 2001

				Purchased
			Amortization	In-process
			of Intangibles	Research	Acquisition-	Amortization
	Software	Portal	and Other	and	Related	of Deferred
	Products	Services	Assets	Development	Charges	Compensation	Total

	(Unaudited)
Revenues	$24,579	$14,906	$—	$—	$—	$—	$39,485
Operating loss	$(29,865)	$(7,798)	$(19,308)	$—	$—	$(3,231)	$(60,202)

	For the Six Months Ended March 31, 2002

			Amortization	Impairment
			of Intangibles	of Intangibles		Amortization
	Software	Portal	and Other	and Other		of Deferred
	Products	Services	Assets	Assets	Restructuring	Compensation	Total

	(Unaudited)
Revenues	$46,012	$24,815	$—	$—	$—	$—	$70,827
Operating income (loss)	$(27,413)	$6,565	$(33,418)	$(1,750)	$(78,620)	$(3,521)	$(138,157)

	For the Six Months Ended March 31, 2001

				Purchased
			Amortization	In-process
			of Intangibles	Research	Acquisition-	Amortization
	Software	Portal	and Other	and	Related	of Deferred
	Products	Services	Assets	Development	Charges	Compensation	Total

	(Unaudited)
Revenues	$85,027	$34,962	$—	$—	$—	$—	$119,989
Operating loss	$(24,929)	$(15,052)	$(35,516)	$(430)	$(19,497)	$(6,664)	$(102,088)

At March 31, 2002, less than 10% of our tangible long-term assets were located outside the United States.

The following table sets forth revenue information for geographic areas: (in thousands):

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

United States	$25,076	$26,189	$58,975	$77,688
International	5,732	13,296	11,852	42,301

Total Revenues	$30,808	$39,485	$70,827	$119,989

NOTE 12. SUBSEQUENT EVENTS

In April 2002, we completed a restructuring and reduced our workforce by approximately 50 employees. As a result of this workforce reduction, we expect to incur a one-time charge of approximately $2.2 million for severance and other related costs in the quarter ended June 30, 2002.

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

Overview

Inktomi Corporation is a leading provider of scalable network infrastructure solutions. Inktomi develops, markets, licenses and supports a range of software applications and services that enhance the performance and intelligence of large-scale networks, enabling enterprises and network service providers to publish, distribute, manage and retrieve content quickly and efficiently.

Licenses revenues are composed of license and upgrade fees in connection with our software products, which includes our content networking products and our enterprise search products. Our content networking products include our Traffic Server network cache platform, our Content Delivery Suite software solutions, our Media Products, Traffic Core, Traffic Edge, Traffic Controller, Inktomi Media Publisher, and our recently introduced Personal Edge product. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products are based on the capacity of documents purchased that can be indexed and searched by a customer.

Services revenues are composed of revenues generated through consulting and support fees related to our software products and for some historical periods through fees generated from our Commerce Engine. Consulting and support fees are recognized ratably over the service period as the services are performed. We completed the sale of our Commerce Division in March 2001 and therefore, services revenues for the six months ended March 31, 2002, consisted of only consulting and support fees.

Web search services revenues consisting of revenues from our Web search and paid inclusion businesses are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, various forms of click through fees and search service hosting fees. Subscription fees and other fixed periodical fees are recognized ratably over the contract period. Per-query fees and click through fees are recognized based on the activity in the period.

Over the past several quarters, the business climate in general and our target service provider market in particular, have experienced dramatic declines. This has adversely impacted our ability to generate revenues or maintain the significant revenue growth we achieved in fiscal 2000. We have undertaken a number of initiatives to adjust to this business environment including instituting a strategy of developing and marketing products and services for the enterprise market, reducing expenses through strong cost cutting measures and work force reductions, and retooling our sales organization. We believe that gaining traction from these efforts will take the next several quarters and will be subject to a number of risks and uncertainties.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. On an on-going basis, we evaluate our estimates and assumption, including those related to revenue recognition, impairment of long-lived assets, allowance for doubtful accounts and contingent liabilities related to lease obligation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies may involve a higher degree of judgment and complexity.

Revenue Recognition

Licenses revenues are composed of license and upgrade fees in connection with our software products including Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products, Traffic Core, Traffic Edge, Traffic Controller, Inktomi Media Publisher, enterprise search products and our recently introduced product, Personal Edge. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products are based on the capacity of documents purchased that can be indexed and searched by a customer.

We recognize revenues from software licenses when the licensed product is delivered, collection is reasonably assured, the fee for each element of the transaction is fixed or determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to any undelivered elements of the arrangement.

Fees from licenses sold together with support and upgrade rights, consulting and implementation services are generally recognized upon delivery provided that that above criteria have been met, payment of the license fees is not dependent upon the performance of the services and the services are not essential to the functionality of the licensed software. Services are unbundled from these arrangements based on the price sold separately, or in some instances for support and upgrades, substantive renewal rates using the residual method.

Services revenues are composed of revenues generated through consulting and support fees related to our software products. Consulting and support fees are recognized ratably over the period which the services are performed.

In instances where the criteria for recognizing license revenues separate from the consulting or implementation revenues have not been met, both the licenses and consulting fees, excluding the maintenance and support elements, are recognized using contract accounting. When management can make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting fees is recognized on a percentage-of -completion based on labor hours incurred compared to total estimated hours. When management cannot make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting is deferred until the consulting services are completed. We classify revenue from these arrangements as licenses and services revenues, respectively, based upon the estimated fair value of each element.

Web search services revenues consisting of revenues from our web search and paid inclusion business are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, various forms of click through fees and search service hosting fees. Subscription fees and other fixed periodical fees are recognized ratably over the contract period. Per-query fees and click through fees are recognized based on the activity in the period

Impairment of Long-Lived Assets

We review our long-lived assets, including property and equipment, goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Events or changes in circumstances that we consider as impairment indicators include, but are not limited to the following

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for our overall business;

•	significant adverse economic and industry trends;

•	significant decline in our stock price for a sustained period; and

•	our net book value relative to our market capitalization.

When we determine that the carrying amount of the long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense.

Effective October 1, 2002, we will adopt SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In addition, the standard includes provisions upon adoption for assessing the impairment of goodwill at the reporting unit level as compared to the enterprise level under the current rules. We are currently evaluating the effects of the changes under SFAS No. 142 on our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly reviews the adequacy of the allowance after considering the size of the accounts receivable balance, historical bad debts, customer’s expected ability to pay and our collection history with each customer. Management reviews significant individual invoices that are past due to determine whether an allowance should be made based on the factors described above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances discussed above may result in a change to the amount of the allowance.

Accounting for Leases

In August 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principal value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet. During the term of the lease, we have the option to buy the building for $114 million or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee). The agreement qualifies for operating lease accounting treatment, and as such the buildings are not included on our balance sheet.

This agreement is subject to specific financial covenants that are reported to the lessor quarterly and relate to tangible net worth, fixed charge ratio, EBITDA, and minimum net cash balances. As of March 31, 2002, we were in compliance with all covenants. In the event that we are in default of these financial covenants, the lessor has the right to demand payment of the $114 million principle value which is being held as long-term restricted cash and transfer the ownership of the building to us at fair market value, which may trigger the recognition of a loss in our financial statements.

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease are approximately $320.0 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility would be adjusted. As of March 31, 2002, approximately $57.9 million of the restructuring accrual remained outstanding.

RESULTS OF OPERATIONS

Revenues

Total revenues were $30.8 million and $70.8 million in the quarter and six month periods ended March 31, 2002. This represents a decrease of $8.7 million or 22% in the quarter ended March 31, 2002, and a decrease of $49.2 million or 41% in the six month period ended March 31, 2002, over the comparable periods in fiscal 2001. The weakness in revenue for the quarter was due largely to a reduction in our content networking license sales. For the quarter ended March 31, 2002, two separate customers each exceeded 10% of total revenues. One of these customers also exceeded 10% of total revenues for the six month period ended March 31, 2002. No customer exceeded 10% of total revenues for the comparable periods in fiscal 2001.

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

Licenses revenues were $11.2 million and $32.3 million in the quarter and six month periods ended March 31, 2002. This represents a decrease of $6.5 million or 37% in the quarter ended March 31, 2002, and a decrease of $36.6 million or 53% in the six month period ended March 31, 2002, over the comparable periods in fiscal 2001. The period to period decreases were primarily due to lower demand for our content networking products, particularly to network service provider customers, as well as declines in our search enterprise license revenues, the result of contracting IT budgets. During the quarter, we were impacted by the absence of a large content networking license deal. We expect large content networking deals to occur less frequently going forward as our service provider customers and prospects continue to defer or downsize purchases in reaction to difficult economic conditions.

Services revenues were $6.5 million and $13.8 million in the quarter and six month periods ended March 31, 2002. This represents a decrease of $2.4 million or 27% in the quarter ended March 31, 2002, and a decrease of $9.4 million or 41% in the six month period ended March 31, 2002, over the comparable periods in fiscal 2001. The period to period decreases were primarily due to decreases in fees generated from our Commerce Engine, which was sold in March 2001. In order to maintain or grow the level of our services revenues, we will need to win new consulting engagements, renew support agreements that are due to expire during the next fiscal year and enter into new support agreements with new service provider and enterprise customers.

Web search services revenues were $13.2 million and $24.8 million in the quarter and six month periods ended March 31, 2002. This represents an increase of $0.2 million or 2% in the quarter ended March 31, 2002, and a decrease of $3.1 million or 11% in the six month period ended March 31, 2002, over the comparable periods in fiscal 2001. The period to period fluctuations were primarily due to weakness in the Internet portal market, particularly smaller or poorly funded companies, offset by growth in our Index Connect and Search Submit paid inclusion services. In the future, we expect revenues from our paid inclusion services to continue to become a greater percentage of our total Web search services revenues. We have received notice from one of our major portal customers that they do not intend to renew their Web search services agreement with us when it expires in August 2002. We expect that this will decrease revenues in our Web search services business beginning in the quarter ending September 30, 2002.

During the quarter and six month periods ended March 31, 2002, we recognized revenues of approximately $1.8 million and $4.4 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the quarter and six month periods ended March 31,

2001, we recognized net revenues of approximately $1.6 million and $22.4 million, respectively, on contracts and licensing arrangements with customers in which we are equity shareholders. During the three months ended December 31, 2000, we also recognized installment basis revenue from Adero on an agreement consummated in December 1999. Prices and terms on these contracts and arrangements were comparable to those given to other similarly situated customers.

Cost of Revenues

Cost of revenues were $8.2 million and $18.5 million in the quarter and six month periods ended March 31, 2002, a decrease of $5.4 million or 39% and $9.7 million or 34% over the comparable periods in fiscal 2001.

Licenses cost of revenues generally consist of royalties or license fees associated with licensed technologies used in our software applications. License cost of revenues were $1.1 million and $2.5 million in the quarter and six month periods ended March 31, 2002, an increase of $0.2 million or 28% and a decrease of $0.8 million or 23% over the comparable periods in fiscal 2001. The increase in license cost of revenues in the quarter ended March 31, 2002 as compared to the same period in fiscal 2001 was the result of an increased fixed royalty obligation associated with our renewal of one of our primary licensed technology contracts in the latter part of calendar 2001. The decrease in license cost of revenues for the six month period ended March 31, 2002 as compared to the same period in fiscal 2001 was due to decreased license sales in fiscal 2002. Licenses cost of revenues do not necessarily fluctuate proportionately with license revenue due to guaranteed minimum royalty obligations we have with certain licensed technologies.

Services cost of revenues generally consist of expenses associated with our consulting services and our technical support department as well as depreciation and network and hosting charges associated with the operation of our former Commerce business. Services cost of revenues were $2.3 million and $5.9 million in the quarter and six month periods ended March 31, 2002, a decrease of $3.9 million or 63% and $6.3 million or 52% over the comparable periods in fiscal 2001. The period to period decreases were primarily attributable to the divestiture of our Commerce business in March 2001 and lower expenses associated with our consulting services and our technical support departments.

Web search cost of revenues generally consist of expenses related to the operation of our Web search business, primarily depreciation, network and hosting charges, and distribution costs associated with our paid inclusion products. Web search services cost of revenues were $4.8 million and $10.1 million in the quarter and six month periods ended March 31, 2002, a decrease of $1.7 million or 26% and $2.6 million or 21% over the comparable periods in fiscal 2001. The period to period decreases were primarily the result of lower depreciation and hosting charges, offset by an increase in distribution costs for our paid inclusion products.

Expenses

Operating expenses include cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of intangibles and other assets, restructuring costs, impairment of intangibles and other assets, acquisition-related costs and purchased in-process research and development. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs.

In connection with stock option grants and our business acquisitions, certain options granted have been considered to be compensatory. Compensation associated with such options was $1.5 million and $3.5 million for the quarter and six month periods ended March 31, 2002, a decrease of $1.7 million or 53% and $3.2 million or 48% over the comparable periods in fiscal 2001. As of March 31, 2002, we had unamortized deferred compensation of $15.8 million which will be charged to operations as the underlying options vest.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff as well as expenses related to our marketing programs, including trade shows, demand creation activities, and advertising. Sales and marketing expenses were $19.2 million and $39.8 million in the quarter and six month periods ended March 31, 2002, a decrease of $18.5 million or 49% and $42.2 million or 51% over the comparable periods of fiscal 2001. The period to period decreases were primarily due to a decrease in the number of sales and marketing personnel, decreased sales commissions, and decreased advertising expenses.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development efforts. Our current research and development efforts are focused on adding features and functionality across each of our current applications, modifying and adapting our products and services for use with enterprise networks, developing our products and services for use with enterprise networks, and adapting our products to work with additional products and platforms. Research and development expenses were $13.4 million and $27.6 million in the quarter and six month periods ended March 31, 2002, a decrease of $8.9 million or 40% and $16.2 million or 37% over the comparable periods of fiscal 2001. The period to period decreases were primarily due a decrease in the number of research and development personnel, including Commerce personnel, as well as decreased outside consulting costs. We believe significant investments in research and development are essential to our future success and expect that research and development expenses will continue to be significant in future periods.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including accounting, facilities, finance, human resources and legal. General and administrative expenses were $4.2 million and $9.4 million in the quarter and six month periods ended March 31, 2002, a decrease of $2.6 million or 38% and $3.3 million or 26% over the comparable periods of fiscal 2001. The period to period decreases were due primarily to a decrease in the number of general and administrative personnel, decreased facility costs, and a reduction in our allowance for doubtful accounts, offset by a severance charge for an officer of the Company.

Amortization of Intangibles and Other Assets

Amortization of intangibles and other assets primarily relates to amortization of goodwill acquired through our purchase acquisitions of Ultraseek Corporation and eScene Networks and through our asset purchase from Adero. Amortization of intangibles and other assets totaled $16.7 million and $33.4 million in the quarter and six month periods ended March 31, 2002, a decrease of $2.6 million or 13% and $2.1 million or 6% over the comparable periods of fiscal 2001. The period to period decreases were primarily due to our impairment of our Adero goodwill in the quarter ended December 31, 2001, offset partially by our acquisition of eScene in June 2001.

Impairment of Intangibles and Other Assets

During the three months ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value of this intangible asset as there will be no further revenue streams related to this asset.

Restructuring Costs

Restructuring costs totaled $74.6 million and $78.6 million in the quarter and six month periods ended March 31, 2002. There were no restructuring costs in the comparable periods of fiscal 2001.

In the quarter ended December 31, 2001, in light of a continuing economic slowdown, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses. All functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $4.0 million, mainly related to severance and impairment of property and equipment. Please refer to Note 3 of the financial statements for further detail on this restructuring.

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease are approximately $320.0 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility would be adjusted. As of March 31, 2002, approximately $57.9 million of the restructuring accrual remained outstanding.

Acquisition-Related Costs

As a result of our Fast Forward Networks acquisition in October 2000, we recorded acquisition-related costs of $19.5 million in the three months ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses. As of March 31, 2002, no accrued liabilities relating to FastForward acquisition-related costs remained outstanding.

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

Other Income, Net

Other income, net generally includes interest on our cash and cash equivalents, short-term investments and long-term restricted cash, interest expenses related to our debt, capital lease obligations and realized gains or losses on disposal of assets. Other income, net totaled $1.7 million and $5.1 million in the quarter and six month periods ended March 31, 2002, a decrease of $0.6 million or 26% and $1.2 million or 19% over the comparable periods of fiscal 2001. The period to period decreases were primarily the result of decreased interest income, offset by a $2.8 million gain relating principally to the settlement of accruals from previous one-time charges and a $0.8 million reversal of an accrual related to our former Commerce division.

Income Tax Provision

Our income taxes totaled $0.2 million and $0.4 million in the quarter and six month periods ended March 31, 2002, a decrease of $0.2 million or 49% and $0.2 million and 35% over the comparable periods in fiscal 2001. Our income taxes primarily are a result of our international operations. Our effective income tax rate may change during the remainder of fiscal 2002 if operating results differ significantly from current projections. We expect income taxes to remain minimal until we begin to generate taxable income.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $109.9 million at March 31, 2002, an increase of $25.4 million or 30% from $84.5 million at September 30, 2001. At March 31, 2002 and September 30, 2001, our long-term restricted cash was $129.0 million.

In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising net proceeds after issuance costs and underwriters’ discounts of $52.8 million.

For the six months ended March 31, 2002, net cash used in operations of $33.5 million was primarily attributable to our net loss for the period and a net change in assets and liabilities, offset partially by restructuring costs, amortization of intangibles and other assets, depreciation and amortization, stock based compensation, impairment of property and equipment, and impairment of intangibles and other assets. For the six months ended March 31, 2001, net cash used in operations of $23.5 million was primarily attributable to our net loss for the period, offset partially by a net change in assets and liabilities, amortization of intangibles and other assets, depreciation and amortization, stock based compensation, and purchased in-process research and development.

For the six months ended March 31, 2002, net cash used in investing activities of $33.4 million was primarily attributable to net purchases of short-term investments. For the six months ended March 31, 2001, net cash used in investing activities of $10.3 million was attributable to purchases of property and equipment, the restriction of cash for lease agreements, net purchases of investments in equity securities and a business acquisition, partially offset by net sales of short-term investments.

For the six months ended March 31, 2002, net cash provided by financing activities of $62.8 million was primarily attributable to proceeds raised relating to our public offering and exercises of stock options and warrants. For the six months ended March 31, 2001, net cash provided by financing activities of $6.8 million was primarily attributable to exercises of stock options and warrants.

From time to time, we have used debt and leases to partially finance capital purchases. At March 31, 2002, we had $12.3 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $10.0 million of our debt at March 31, 2002 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time, and do not allow us to distribute cash dividends. As of March 31, 2002, we were in compliance with all financial covenants.

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease are approximately $320.0 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility would be adjusted. As of March 31, 2002, approximately $57.9 million of the restructuring accrual remained outstanding.

In August 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principal value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet. During the term of the lease, we have the option to buy the building for $114 million or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee). The agreement qualifies for operating lease accounting treatment, and as such the buildings are not included on our balance sheet.

This agreement is subject to specific financial covenants that are reported to the lessor quarterly and relate to tangible net worth, fixed charge ratio, EBITDA, and minimum net cash balances. As of March 31, 2002, we were in compliance with all covenants. In the event that we are in default of these financial covenants, the lessor has the right to demand payment of the $114 million principle value that is being held as long-term restricted cash and transfer the ownership of the building to us at fair market value, which may trigger the recognition of a loss in our financial statements.

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

OUR FUTURE GROWTH DEPENDS ON THE COMMERCIAL SUCCESS OF EACH OF OUR CONTENT NETWORKING PRODUCTS AND OUR ABILITY TO TRANSITION OUR PRODUCTS AND STRATEGIES TO SERVE ENTERPRISE CUSTOMERS.

Our future growth substantially depends on the commercial success of our content networking products including Traffic Server, Content Delivery Suite, Media Products, Personal Edge, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. The markets for these products are in their early stages and we cannot be sure that our target customers will widely adopt and deploy these technologies throughout their networks. Demand for our products has fluctuated significantly over the past few quarters as our core telecommunications and network service provider customers and prospects have deferred and downsized purchases, and as the Content Delivery Network market has declined. We expect this business environment to continue for the foreseeable future, and expect we will need to continue to modify and enhance our products for multiple market segments including, in particular, the enterprise market. We are targeting new and adapted products primarily towards enterprise customers and we expect revenues from these products to be modest over the next several quarters. We cannot be sure we will be successful in our development efforts or that our products will gain market traction. Our future success substantially depends on our ability to generate substantial and sustained revenues from our content networking products in each of our market segments and substantially increase the number of new and repeat customer transactions.

OUR BUSINESS WOULD BE HARMED IF CUSTOMERS CHOOSE NOT TO USE OR PROMOTE OUR WEB SEARCH SERVICES.

Revenues from our Web search services result primarily from the number of end-user searches processed by our Search Engine. Our agreements with customers do not require them to direct end-users to our search services or to use our search services exclusively or at all. Accordingly, revenues from search services are highly dependent upon the willingness of customers to promote and use the search services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user searches that are processed by our Web search services, and the ability of customers to monetize traffic from their Web site search pages. Some of our customers have selected competing search and directory services to operate in combination with our services, which has reduced the number of queries available for us to serve and may erode future revenue growth opportunities. The technological barriers for customers to implement additional services or to replace our services are not substantial. The market for Internet search is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. Many of our smaller search services customers have elected not to renew their contracts and our market opportunity from portals has become more limited. As a result, our Web search revenues are dependent on a relatively few number of major customers. Economic conditions may lead such customers of our Web search services to stop paying for such services, to only pay for such services at highly reduced rates or to leave our services in favor of competitors offering Web search services bundled with other offerings. In order for us to increase revenues from our Search Engine business, we will need to attract new customers, develop and deliver new search services, products and features to existing and future customers, establish deeper strategic relationships with our customers, and increase the adoption of our Index Connect and Search Submit paid inclusion services for content publishers. We expect that over time our paid inclusion services for content publishers will comprise a greater percentage of total Web search services revenues. Should our large portal customers develop or acquire their own paid inclusion services or utilize those of our competitors, our business would be harmed. Our paid inclusion revenue is dependent upon the distribution channel afforded us through the portal customers serving our search queries. Should any significant portal customers reduce or stop utilizing our search services or if such portals decline to participate in our paid inclusion offerings our paid inclusion revenues would decline.

GROWTH OF SALES OF OUR ENTERPRISE SEARCH PRODUCTS IS DEPENDENT ON THE ACCEPTANCE OF SUCH PRODUCTS FOR ENTERPRISE WIDE UTILIZATION.

Our revenue growth is dependent, among other things, upon the growth of sales of our search software products to enterprises. Such revenues are derived from software license fees and fees derived from support and upgrades of such software. A number of factors could cause sales of our enterprise search products to slow or decline. We face intense competition from companies with more experience in the marketplace and who offer a broad set of integrated products and services to our target customers. In addition, these companies have deeper strategic relationships and have established well developed channels to sell and distribute their products and services. We historically have sold our enterprise search products primarily at the departmental level within large enterprises, through a direct sales force. To expand our market opportunities, we will need to enhance our product and service offerings, effectively market our products as enterprise wide search and navigation solutions, develop channel and licensing programs to extend our reach, and partner with companies offering complementary products to offer collectively a broader set of integrated products.

WE MAY BE UNABLE TO GENERATE SUFFICIENT DEMAND FOR OUR MEDIA PRODUCTS AND OUR CONTENT NETWORKING PRODUCTS THAT SUPPORT MEDIA DISTRIBUTION DUE TO MARKET FACTORS, SOME OF WHICH ARE OUTSIDE OUR CONTROL.

The streaming media market is in its early stages and sales of our products into this market to date have been modest and fluctuated from quarter to quarter. The amount of streaming content available over public networks and enterprise networks must increase substantially for some of our potential customers to justify their purchase of our Media Products and our content networking products that support media distribution. These products are complex which may limit their market acceptance and deployment. Growth in sales in the service provider space depends on the increased availability and usage of broadband access to the Internet. We cannot be sure that broadband access to the Internet will grow fast enough or be utilized by enough persons to create a sustainable marketplace. In addition, successful business models for the delivery of streaming media content must be developed in order for there to be sufficient and sustainable demand in the service provider marketplace. As we focus on the enterprise content networking market, enterprises building out their content networks must realize the value of live and on-demand webcasts, training seminars and other media applications in order for wide adoption of our products. There can be no assurances that enterprises will adopt streaming or on-demand media solutions for the operation of their business or networks, or that our solutions will meet their requirements. Some of our products rely in part on continued access to third party technology that enables them to effectively recognize and stream media. Failure to maintain our current arrangements to use these third party technologies may adversely affect the appeal of these products.

OUR SUCCESS IN THE ENTERPRISE MARKETPLACE DEPENDS ON OUR ABILITY TO NAVIGATE A SET OF MARKET AND DEVELOPMENT CHALLENGES.

Our shifting focus towards marketing our products to the enterprise market introduces new challenges to our business. The enterprise market for content networking products and applications is in its early stage and the market may develop more slowly than expected. Large entities with broad applications or infrastructure suites may pursue our targeted enterprise market with integrated offerings that preclude the utilization of standalone software applications such as the ones we are offering. The network infrastructure based business model for enterprise content delivery for which our software products support may prove to be an unattractive business model. Enterprises may base their network infrastructure purchases on available point applications for which we have limited offerings and limited ability to develop. If this happens, we will need to expend resources to develop or acquire additional point applications to drive growth in the enterprise market. In addition, the point applications that we currently offer may not provide an effective foothold within the enterprise to up-sell our infrastructure software. The enterprise marketplace is composed of numerous diverse organizations including large and small businesses, non-profit organizations, government entities and educational institutions and districts. Each of these organizations has diverse and specific demands for their networks and unique buying patterns. Our ability to successfully penetrate the enterprise market is dependent on our products’ ability to meet these specific demands directly or through alliances and partnerships.

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

In the search software market, our primary competitors include AltaVista, Autonomy, Convera, FAST Search, Google, Hummingbird, Lotus, Microsoft and Verity. Other well-funded and brand recognizable companies have announced their intention to enter the search software market. We also indirectly compete in this market with Oracle, SAP, and other database vendors that offer information search and retrieval capabilities with their core database products, and Web platform companies such as Netscape.

We compete with a number of companies to provide Internet search and directory services and technology. In the Web services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Overture, LookSmart, and Northern Light. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In addition, several large media and other Internet-based companies have made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

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

OUR SOFTWARE PRODUCTS COMPETE IN A MARKET THAT IS RAPIDLY CHANGING AND WE MUST DEVELOP, ACQUIRE, AND INTRODUCE NEW PRODUCTS AND TECHNOLOGIES TO GROW OUR REVENUES AND REMAIN COMPETITIVE.

The markets that we target for our software products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success and revenue growth will depend upon our ability to develop, acquire and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers, particularly in the content networking and enterprise markets. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products or to purchase those of our competitors.

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

Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. Despite our recent workforce reductions, we expect to continue to make appropriate investments to develop and market products for the enterprise and content networking markets, broaden our customer support capabilities, develop new distribution channels, and fund greater levels of research and development. A delay in generating or recognizing revenue for the reasons already discussed or for any other reason could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

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

Our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical and marketing expertise. Even with this expertise, our distribution partners generally require a significant amount of training and support from us and this training often takes several quarters before our distribution partners develop the expertise and skills necessary to effectively sell our products. We may be adversely affected if our distribution partners fail to ship products in a timely manner or according to agreed upon schedules. We have entered into OEM relationships with prominent network hardware providers to bundle our software products into their hardware offerings. Several risks arise in connection with these relationships including conflicts with our other sales channels, unpredictable product support obligations and reliance on such third parties for sales results.

We require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to continue to train our staff to support new customers, new product lines, the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries including the Internet, telecommunications, networking and media.

THE LOSS OF A KEY CUSTOMER COULD ADVERSELY AFFECT OUR REVENUES AND BE PERCEIVED AS A LOSS OF MOMENTUM IN OUR BUSINESS.

We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract or a failure to meet performance requirements, or in the case of our Web search business if there is a decline in usage of any customer’s search service, our revenues would be adversely affected. Our potential customers and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH PARTNERS, COMPANIES THAT SUPPLY AND DISTRIBUTE OUR PRODUCTS, AND CUSTOMERS WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS AND SERVICES.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key hardware and software vendors, system integrators, Internet technology and service providers, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, enhance our product and service offerings, and expand our sales, marketing and distribution capabilities. If we are unable to develop these key relationships or maintain and enhance existing relationships across all of our product and service offerings, we may have difficulty generating revenues.

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

OUR EFFORTS TO INCREASE OUR PRESENCE IN MARKETS OUTSIDE OF THE UNITED STATES MAY BE UNSUCCESSFUL AND COULD RESULT IN LOSSES.

We market and sell our products in the United States and internationally, principally Europe and Asia. Historically, the percentage of sales to customers located outside of the United States has varied from quarter to quarter, reflecting the limited build-out of our international operations. We have limited experience in developing localized versions of our products and marketing and distributing our products internationally. We are more dependent on third party reseller for international sales. Should our third party reseller partners not promote our products for any reason our international sales could suffer. In addition, other inherent risks may apply to international markets and operations, including:

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

OUR STOCK PRICE IS VOLATILE.

The market price of our Common Stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations, new products or changing customer relationships by us or our competitors, announcements of technological alliances and partnerships, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily in our investment portfolio and synthetic lease. We do not use derivative financial instruments to hedge interest rate risk. The primary objective of our investment activities is to preserve the principal while maximizing yields without significantly increasing risk. This is accomplished by placing our marketable securities investments with high quality issuers principally in United States government and corporate debt securities with terms of less than two years.

Under the synthetic lease finance structure, we are required to pay lease payments for five years from August 24, 2000. The payments are calculated based on a floating interest rate applied against a $114 million principle value. We have the option of choosing interest rates, which are fixed for various terms not to exceed 12 months. Upon expiration of those various rate terms, a new interest rate will be selected for the corresponding underlying principle value.

The following table presents the amounts of our cash equivalents, short-term investments and synthetic lease, that are subject to interest rate risk by year of expected maturity/expiration of the selected interest rate terms on the synthetic lease and average interest rates as of March 31, 2002 (in thousands):

	FY 2002	FY 2003	FY 2004	Total

Cash & Cash Equivalents	$14,537	—	—	$14,537
Average Interest Rate	1.39%	—	—
Short-term Investments	56,209	26,166	13,022	95,397
Average Interest Rate	1.74%	2.71%	3.10%
Restricted Cash	128,957	—	—	128,957
Average Interest Rate	1.66%	—	—
Synthetic Lease	$67,374	$46.626	—	$114,000
Average Interest Rate	2.04%	2.64%

Foreign Currency Risk

We have foreign operations both in Europe and Asia. We currently transact substantially all of our revenues abroad in United States currency. We are exposed to fluctuations in foreign exchange rates for our expenditures and thus our consolidated financial results could be affected by a change in foreign exchange rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Shareholders

At the Annual Meeting of Stockholders of the Company held on March 20, 2002, the following proposals were adopted by the margins indicated below. There were 143,449,520 shares of Common Stock entitled to vote at the meeting and a total of 120,669,452 shares were represented at the meeting.

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

NUMBER OF SHARES	FOR	WITHHELD

Dr. Eric A. Brewer	102,809,412	17,860,040
David C. Peterschmidt	119,056,852	1,612,600
Frank C. Gill	119,264,915	1,404,537
Greg Myers	119,906,596	762,856
Alan F. Shugart	119,246,483	1,422,969

2.	To amend Inktomi’s 1998 Employee Stock Purchase Plan to increase the number of shares available for annual issuance by an aggregate of 800,000 shares to 2,000,000 shares;

NUMBER OF SHARES

For	115,797,530
Against	4,461,472
Abstain	230,240
Broker Non-Vote	—

3.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2002.

NUMBER OF SHARES

For	119,126,991
Against	1,311,276
Abstain	231,185
Broker Non-Vote	—

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION

10.9	First Amendment to First Amended and Restated Lease Agreement dated May 31, 2001 by and between Parkside Towers Co-Tenancy et. al, and Inktomi.

10.35	Release and Waiver dated April 19, 2002 between Edward Hally and Inktomi.

10.37	Promissory Notes dated February 27, 2002, March 20, 2002, April 3, 2002, April 11, 2002, April 17, 2002, April 22, 2002 and April 29, 2002, respectively, executed by David Peterschmidt for the benefit of Inktomi Corporation.

10.38	Loan Modification Agreement between Inktomi and Silicon Valley Bank dated December 19, 2001.

(b)	REPORTS ON FORM 8-K

     None in the quarter ending March 31, 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Inktomi Corporation

Date: May 13, 2002	By:	/s/ JERRY M. KENNELLY Jerry M. Kennelly, Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT
NUMBER	DESCRIPTION

10.9	First Amendment to First Amended and Restated Lease Agreement dated May 31, 2001 by and between Parkside Towers Co-Tenancy et. al, and Inktomi.

10.35	Release and Waiver dated April 19, 2002 between Edward Hally and Inktomi.

10.37	Promissory Notes dated February 27, 2002, March 20, 2002, April 3, 2002, April 11, 2002, April 17, 2002, April 22, 2002 and April 29, 2002, respectively, executed by David Peterschmidt for the benefit of Inktomi Corporation.

10.38	Loan Modification Agreement between Inktomi and Silcon Valley Bank dated December 19, 2001.