Form 10-Q
period 2002-06-30
INKTOMI CORP
filed 2002-08-14
CIK 1024302

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                         COMMISSION FILE NUMBER 0-24339

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

Yes |X|  No  [ ]

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of July 31, 2002 was 146,355,996.


===============================================================================

                               INKTOMI CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements (Unaudited)

                  a) Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2002 and 2001.................................  3

                  b) Condensed Consolidated Balance Sheets as of June 30, 2002
                        and September 30, 2001..............................................................  4

                  c) Condensed Consolidated Statements of Cash Flows for
                        the nine months ended June 30, 2002 and 2001........................................  5

                  d) Notes to Condensed Consolidated Financial Statements...................................  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..... 16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................ 35

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings......................................................................... 36

         Item 3.  Defaults in Senior Securities............................................................. 36

         Item 6.  Exhibits and Reports on Form 8-K.......................................................... 36

         Signature.......................................................................................... 37

This report on Form 10-Q and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate", "believe", "expect", "intend", "may", "will" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; our ability to successfully penetrate the information retrieval market; our ability to continue to support the service provider market; our success generating sales through our alliances and partners; our ability to introduce new products and services and enhance existing products and services to meet customer needs; the changing composition and purchasing trends of our customer base; the composition of our revenues; our expected expenses for future periods; the outcome of our restructuring efforts; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading technologies; the possibility of acquiring complementary businesses, products, services and technologies; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings "Factors Affecting Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INKTOMI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   FOR THE THREE                    FOR THE NINE
                                                                    MONTHS ENDED                    MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                             ----------------------------       ---------------------
                                                               2002               2001            2002          2001
                                                             ---------           --------      ---------     ---------
                                                                        (UNAUDITED)                     (UNAUDITED)
Revenues
      Licenses..........................................     $   4,772           $ 20,068       $ 37,032        $ 88,967
      Services..........................................         5,910              8,118         19,662          31,307
      Web search services...............................        13,139             11,374         35,562          39,275
                                                             ---------          ---------      ---------       ---------
         Total revenues.................................        23,821             39,560         92,256         159,549

Cost of Revenues
      Licenses..........................................           967              2,095          3,442           5,326
      Services..........................................         2,163              3,179          8,055          15,367
      Web search services...............................         3,608              6,369         11,304          19,081
                                                             ---------          ---------      ---------       ---------
         Total cost of revenues.........................         6,738             11,643         22,801          39,774

Gross Profit............................................        17,083             27,917         69,455         119,775

Operating expenses
      Sales and marketing...............................        17,139             29,587         56,924         111,573
      Research and development..........................        13,635             17,776         41,191          61,557
      General and administrative........................         2,973              5,733         12,373          18,469
      Impairment of intangibles and other assets........       200,865             42,315        202,615          42,315
      Amortization of intangibles and other assets......        16,709             18,353         50,127          53,869
      Restructuring.....................................         2,220              5,249         80,840           5,249
      Acquisition related costs.........................             -                  -              -          19,497
      Purchase in-process research and development......             -                  -              -             430
                                                             ---------          ---------      ---------       ---------
         Total operating expenses.......................       253,541            119,013        444,070         312,959
                                                             ---------          ---------      ---------       ---------

Operating loss..........................................      (236,458)           (91,096)      (374,615)       (193,184)
Impairment of investments...............................             -            (65,895)             -         (65,895)
Other income, net.......................................           901              2,101          5,992           8,416
                                                             ---------          ---------      ---------       ---------
Loss before income tax provision........................      (235,557)          (154,890)      (368,623)       (250,663)
Income tax provision....................................          (118)              (141)          (540)           (793)
                                                             ---------          ---------      ---------       ---------
Net loss................................................     $(235,675)         $(155,031)     $(369,163)      $(251,456)
                                                             =========          =========      =========       =========
Net loss per share
Basic and diluted net loss per share....................     $   (1.62)         $   (1.22)     $   (2.61)      $   (2.00)
                                                             =========          =========      =========       =========
Shares used in calculating basic and
   diluted net loss per share...........................       145,666            126,755        141,304         125,590
                                                             =========          =========      =========       =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INKTOMI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       JUNE 30,    SEPTEMBER 30,
                                                                                         2002         2001
                                                                                     -----------  ---------------
                                                                                      (UNAUDITED)
ASSETS
   Current assets
     Cash and cash equivalents....................................................      $   15,316    $   18,518
     Short-term investments.......................................................          74,708        65,995
                                                                                     --------------  ------------
       Total cash and cash equivalents and short-term investments.................          90,024        84,513
     Accounts receivable, net.....................................................          14,323        22,449
     Prepaid expenses and other current assets....................................           6,616         5,915
                                                                                     --------------  ------------
       Total current assets.......................................................         110,963       112,877
   Restricted cash................................................................         128,957       128,957
   Investments in equity securities...............................................               -         1,381
   Property and equipment, net....................................................          52,921        76,101
   Intangibles and other assets, net..............................................          11,182       263,807
                                                                                     --------------  ------------
       Total assets...............................................................      $  304,023    $  583,123
                                                                                     ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Accounts payable.............................................................      $   10,324    $    7,979
     Accrued liabilities..........................................................          45,293        58,646
     Deferred revenue.............................................................          27,667        34,610
     Current portion of notes payable.............................................          15,375         2,500
     Current portion of capital lease obligations.................................           1,469         1,470
                                                                                     --------------  ------------
       Total current liabilities..................................................         100,128       105,205
   Notes payable, less current portion............................................               -         4,231
   Capital lease obligations, less current portion................................             432         1,418
   Other liabilities..............................................................          34,136           288
                                                                                     --------------  ------------
       Total liabilities..........................................................         134,696       111,142


   Commitments and contingencies (Note 6)

   Stockholders' equity
   Common Stock, $0.001 par value; 1,500,000 authorized at June 30, 2002 and
      September 30, 2001; 146,292 and 129,110 outstanding at
     June 30, 2002 and September 30, 2001.........................................             146           129
   Additional paid-in capital.....................................................         950,569       897,241
   Deferred compensation and other................................................          (7,658)      (20,824)
   Accumulated other comprehensive loss...........................................          (2,547)       (2,545)
   Accumulated deficit............................................................        (771,183)     (402,020)
                                                                                     --------------  ------------
       Total stockholders' equity.................................................         169,327       471,981
                                                                                     --------------  ------------
       Total liabilities and stockholders' equity.................................      $  304,023    $  583,123
                                                                                     ==============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INKTOMI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            FOR THE NINE MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          -------------------------
                                                                                             2002         2001
                                                                                          -----------  ------------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................................................  $ (369,163)    $(251,456)
Adjustments to reconcile net loss to net cash used in operating activities:
   Restructuring........................................................................      80,840         5,016
   Amortization of intangibles and other assets.........................................      50,127        53,869
   Depreciation and amortization........................................................      19,800        23,824
   Stock based compensation.............................................................       4,646         8,519
   Impairment of intangibles and other assets...........................................     202,615        42,315
   Impairment of investments............................................................           -        65,895
   Impairment of property and equipment.................................................         791           198
   Provision for doubtful accounts......................................................        (222)        6,801
Changes in assets and liabilities:
   Accounts receivable..................................................................       8,348        19,298
   Prepaid expenses and other assets....................................................       2,630        (5,552)
   Accounts payable.....................................................................       2,345        (3,348)
   Accrued liabilities and other........................................................     (46,936)         (644)
   Deferred revenue.....................................................................      (6,943)      (17,878)
                                                                                          ----------     ---------
     Net cash used in operating activities..............................................     (51,122)      (53,143)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................................................     (10,820)      (28,052)
   Purchases of short-term investments..................................................    (183,460)     (540,430)
   Proceeds from sales of short-term investments........................................     174,519       628,224
   Purchases of investments in equity securities........................................        (500)       (4,247)
   Restriction of cash for lease agreements.............................................           -        (9,341)
   Proceeds from sales of investments in equity securities..............................       2,177             -
   Loans to related parties.............................................................      (7,700)       (2,600)
   Payments received on loans to related parties........................................       4,252             -
   Acquisition of a company, net of acquired cash.......................................           -       (23,500)
                                                                                          ----------     ---------
     Net cash provided from ( used in) investing activities.............................     (21,532)       20,054

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable............................................................      (2,356)       (9,106)
   Proceeds from notes payable..........................................................      11,000         7,500
   Payments on obligations under capital leases.........................................        (987)       (2,282)
   Proceeds from issuance of common stock, net of issuance costs........................      52,839           455
   Proceeds from exercises of stock options and warrants................................       9,026         7,088
   Proceeds from notes receivable for stock.............................................           -            65
                                                                                          ----------     ---------
     Net cash provided by financing activities..........................................      69,522         3,720

   Effect of exchange rates on cash and cash equivalents................................         (70)         (836)
                                                                                          ----------     ---------
   Decrease in cash and cash equivalents................................................      (3,202)      (30,205)
   Cash and cash equivalents at beginning of period.....................................      18,518        41,879
                                                                                          ----------     ---------
   Cash and cash equivalents at end of period...........................................  $   15,316     $  11,674
                                                                                          ==========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Net assets (liabilities) acquired for Common Stock as a result of purchase
     acquisition                                                                          $        -     $  (1,845)
                                                                                          ==========     =========
   Assets acquired under capital leases                                                   $        -     $     995
                                                                                          ==========     =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INKTOMI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  THE COMPANY AND BASIS OF PRESENTATION

Inktomi Corporation ("Inktomi" or the "Company") was incorporated in California in February 1996 and reincorporated in Delaware in February 1998. We develop and market information retrieval software and services for global enterprises, service providers and corporate portals. In addition, we license and support network infrastructure software and services.

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

In June 2001, we acquired eScene Networks, Inc. ("eScene"), a developer of advanced streaming media applications and services. The following unaudited pro forma information reflects the results of operations for the quarter and nine month periods ended June 30, 2001, as if the acquisition of eScene had occurred on October 1, 2000, and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangibles. We have not presented the pro forma financial information for the Adero asset purchase (December 2000) required under APB No. 16 since we have effectively ceased the assumed operator role of the acquired Adero division, Content Bridge, and have recognized the related full impairment of goodwill and other assets.

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future operating results (in thousands, except per share data).



                                                      FOR THE THREE          FOR THE NINE
                                                       MONTHS ENDED          MONTHS ENDED
                                                      JUNE 30, 2001         JUNE 30, 2001
                                                      -------------         -------------
Pro forma revenues..................................    $  39,882             $ 159,978
Pro forma net loss..................................     (158,275)             (258,650)
Pro forma basic and diluted net loss per share......    $   (1.24)            $   (2.04)

NOTE 2.  PUBLIC OFFERING

In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising net proceeds after issuance costs and underwriters' discounts of $52.8 million.

NOTE 3.  RESTRUCTURINGS

For the nine months period June 30, 2002, $80.8 million of restructuring charges were accrued. At June 30, 2002, $52.2 million remained outstanding as an accrued liability on our balance sheet.

Fiscal 2002 Third Quarter Restructuring:

In April 2002, we completed a restructuring and a workforce reduction of approximately 50 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.2 million. As of June 30, 2002, approximately $1.2 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet. The payouts are expected to be through the next six to nine months.

The following table sets forth an analysis of the components of the fiscal 2002 third quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):

                                                        Severance  Underutilized
                                                         Related       Space        Total
                                                       ----------- ------------    -------
Restructuring Provision:
   Severance related...................................   $ 1,952       $   -      $1,952
   Committed excess facilities.........................         -         268         268
                                                          -------       -----      ------
       Total...........................................     1,952         268       2,220
Cash paid..............................................    (1,007)          -      (1,007)
                                                          -------       -----      ------
Accrual balance at June 30, 2002.......................   $   945       $ 268      $1,213
                                                          =======       =====      ======


Fiscal 2002 Second Quarter Restructuring:

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. As of June 30, 2002, aggregate payments to be made under the lease are approximately $315.7 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted. As of June 30, 2002, approximately $50.9 million of the restructuring accrual remained outstanding.

The following table sets forth an analysis of the components of the fiscal 2002 second quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):


                                                         Abandoned     Asset
                                                           Space     Write-offs    Total
                                                         ---------   ----------   -------
Restructuring Provision:
   Committed excess facilities.........................    $62,293     $     -    $ 62,293
   Leasehold improvement impairment....................          -      12,315      12,315
                                                           -------     -------    --------
       Total...........................................     62,293      12,315      74,608


Cash paid..............................................    (11,432)          -     (11,432)
Non-cash charges.......................................          -     (12,315)    (12,315)
                                                           -------     -------    --------
Accrual balance at June 30, 2002.......................    $50,861     $     -      50,861
                                                           -------     -------
Less: current portion..................................                             16,910
                                                                                  --------
Accrued restructuring included in other long-term
     liabilities.......................................                           $ 33,951
                                                                                  ========


Fiscal 2002 First Quarter Restructuring:

In the quarter ended December 31, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $4.0 million, including a $1.3 million write-down of computer equipment. As of June 30, 2002, approximately $0.1 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet, which is expected to be paid out during the fiscal 2002 fourth quarter.

The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):


                                                         Severance     Asset      Underutilized
                                                          Related    Write-Offs      Space         Total
                                                         ---------   ----------   -------------  --------
Restructuring Provision:
   Severance related...................................    $2,497    $     -        $   -         $2,497
   Property and equipment impairment...................         -      1,300            -          1,300
   Committed excess facilities.........................         -          -          215            215
                                                           ------    -------        -----         ------
       Total...........................................     2,497      1,300          215          4,012
Cash paid..............................................    (2,497)         -         (116)        (2,613)
Non-cash charges.......................................         -     (1,300)           -         (1,300)
                                                           ------    -------        -----         ------
Accrual balance at June 30, 2002.......................    $    -    $     -        $  99         $   99
                                                           ======    =======        =====         ======

Fiscal 2001 Fourth Quarter Restructuring:

In the quarter ended September 30, 2001, we instituted a restructuring and a workforce reduction of approximately 35 employees to reduce our operating expenses. The reduction in workforce primarily affected our employees working on wireless related products. As a result of this restructuring, we incurred a charge of approximately $7.3 million in the quarter ended September 30, 2001. As of June 30, 2002, approximately $1.8 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet, which is expected to be utilized through September 2003.

The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):


                                                         Severance  Underutilized   Asset
                                                          Related       Space      Write-Offs     Total
                                                         ---------   ------------  ----------    --------
Restructuring Provision:
   Severance related...................................    $ 2,201    $    -        $    -       $ 2,201
   Committed excess facilities.........................          -     4,375             -         4,375
   Property and equipment impairment                             -         -           706           706
                                                           -------    ------        ------       -------
       Total...........................................      2,201     4,375           706         7,282
Cash paid..............................................     (2,201)   (2,541)            -        (4,742)
Non-cash charges.......................................          -         -          (706)         (706)
                                                           -------    ------        ------       -------
Accrual balance at June 30, 2002.......................    $     -    $1,834        $    -       $ 1,834
                                                           =======    ======        ======       =======

Fiscal 2001 Third Quarter Restructuring:

In the quarter ended June 30, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $5.2 million. As of June 30, 2002, no amount remained outstanding as an accrued liability on our balance sheet.

The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):


                                                         Severance      Asset       Other
                                                          Related     Write-Offs   Charges    Total
                                                        -----------   ----------  ---------  --------
Restructuring Provision:
   Severance related...................................  $ 3,999        $   -     $     -     $ 3,999
   Professional fees...................................        -            -         601         601
   Committed excess facilities.........................        -            -         416         416
   Property and equipment impairment...................        -          198           -         198
                                                         -------        -----     -------     -------
       Total...........................................    3,999          198       1,017       5,214
Cash paid..............................................   (3,999)           -      (1,017)     (5,016)
Non-cash charges.......................................        -         (198)          -        (198)
                                                         -------        -----     -------     -------
Accrual balance at June 30, 2002.......................  $     -        $   -     $     -     $     -
                                                         =======        =====     =======     =======

NOTE 4.  IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

We record impairments or write-downs of intangibles and other assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, sustained decrease in our market value, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indication of impairment arises. At June 30, 2002, due primarily to the sustained decrease in our market value as well as other factors, we recorded a charge of $200.9 million in addition to the quarterly amortization of $16.7 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill which was created from our purchase of Ultraseek, Inc.

During the three months ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value of this intangible asset as there will be no further revenue streams related to this asset.

NOTE 5.  CALCULATION OF NET LOSS PER SHARE

Shares of Common Stock used in computing basic and diluted net loss per share ("EPS") are based on the weighted average shares of Common Stock outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares of Common Stock during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares of Common Stock assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. Excluded from the computation of diluted earnings per share for the quarter and nine months ended June 30, 2002 and 2001, are options and warrants to acquire 26.6 and 12.7 million shares, respectively, of Common Stock as their effects would be anti-dilutive.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

On August 2, 2001, an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We were served the complaint on August 7, 2001. We subsequently filed a response denying the allegations and asserting a number of defenses. At this time it is too early to estimate any potential losses from this action and whether this action may have a material impact on the results of operations. We are vigorously defending against this action.

On June 25, 2002, we entered into a Loan Modification Agreement with a bank. The Loan Modification Agreement allows for an increase in borrowings up to $6.0 million to finance expenditures for various equipment, software, and furniture and fixtures. Borrowings under the Loan Modification Agreement are collateralized by all of the equipment, software, furniture and fixtures purchased with the proceeds of the loan bearing interest at the prime rate plus 35 basis points. Under the agreement, we are required to maintain at all times a cash deposit with the bank of no less than $6.0 million. The agreement also contains a material adverse change clause whereby if certain events happen at the Company it may be characterized as a default under the loan agreement. The terms of the Loan Modification Agreement include various covenants that provide, among other things, for the maintenance of certain levels of cash and short-term investments and GAAP loss not more than certain amounts. The Company is currently in compliance with these covenants after receiving a waiver in July 2002 for a breach of a profitability covenant. The Company is currently negotiating to restructure its loan covenants as it is probable that it will be in violation of the existing covenants for the quarter ended September 30, 2002. Accordingly, we have classified all amounts due as current under this facility at June 30, 2002.

In August 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principal value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet. During the term of the lease, we have a purchase option to buy the building for $114 million plus breakup fees or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee). The agreement qualifies for operating lease accounting treatment and, as such, the buildings are not included on our balance sheet.

Due to the declining commercial real estate market in the Bay Area, we believe that it is probable at the end of the lease term by August 2005 that the market value of Bayside will be less than the $114 million guaranteed. We will accrue for this loss on a straight-line basis from April 1, 2002 to the end of the lease term. Accordingly we have accrued $1.3 million in the quarter ended June 30, 2002 as the total estimated future probable loss amounted to $18.8 million. This loss was based on the difference between the residual value guarantee amount and the value of the building determined through the use of estimated future sublease income at the end of lease term provided by a commercial real estate broker.

This agreement is subject to specific financial covenants that are reported to the lessor quarterly and relate to tangible net worth, fixed charge ratio, EBITDA, and minimum net cash balances. In the event that we are in default of these financial covenants, the lessor has the right to demand payment of the $114 million principle value which is being held as long-term restricted cash and transfer the ownership of the building to us, which may trigger the recognition of a loss in our financial statements. At June 30, 2002, we were in violation of a financial covenant on our synthetic lease arrangement related to the Bayside facility. The covenant required a minimum level of profitability. We received a waiver from the financial institution through August 30, 2002 and are required under the waiver to exercise the purchase option under the arrangement. Unless we can replace the financial participants in the synthetic lease, we will exercise the purchase option on or before August 30, 2002. We are investigating other financial options for the Bayside facility, as well.

NOTE 7.  RELATED PARTY TRANSACTIONS

In March 2000, we provided a relocation loan to an officer of the Company totaling $1.5 million. The officer left the Company in June 2001 and the loan was repaid in full in March 2002.

In March 2002 we began separation and severance discussions with an officer of the Company. As of March 31, 2002, we had accrued $3.1 million related to this severance as a general and administrative expense. The severance agreement totaling $3.1 million, which was executed by the parties in April 2002, provides for a general release of the Company in exchange for, among other things, the release of the officer's loan obligation of $1.7 million. Any proceeds, up to $1.0 million, from the sale of Company stock by the officer this calendar year will offset the final amount owed to the officer.

In December 2001, we provided loans to our Chief Executive Officer totaling $4.7 million of which $2.7 million was repaid prior to December 31, 2001. During the quarter ended March 31, 2002, we provided loans to our Chief Executive Officer totaling $0.9 million of which $0.1 was repaid prior to March 31, 2002. During the quarter ended June 30, 2002, we provided loans to our Chief Executive Officer totaling $2.1 million. As of June 30, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 and $0.1 million, respectively. These loans are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003. These loans are included in intangibles and other assets, net. These loans were made pursuant to a $5 million revolving line of credit approved by our Board of Directors in December 2001.

During the quarter and nine month periods ended June 30, 2002, we recognized revenues of approximately $0.1 million and $4.5 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the quarter and nine month periods ended June 30, 2001, we recognized net revenues of approximately $1.3 million and $23.8 million, respectively, on contracts and licensing arrangements with customers in which we are equity shareholders. During the three months ended December 31, 2000, we also recognized installment basis revenue from Adero on an agreement consummated in December 1999. Prices and terms on these contracts and arrangements were comparable to those given to other similarly situated customers.

In January 2001, we provided a relocation loan to an employee totaling $0.9 million. This note bears interest at 5.61% per annum. As a result of separation and severance discussions with this employee, we had accrued the $0.9 million related to this loan as an expense in the quarter ended September 30, 2001. Final separation and severance discussions with this employee resulted in a reversal of $0.6 million of this accrual during the quarter ended June 30, 2002.

NOTE 8.  COMPREHENSIVE NET LOSS

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities that have been excluded from net loss and reflected instead in stockholders' equity. The components of comprehensive loss are as follows (in thousands):


                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                  -------------------------------- -----------------------------
                                                        2002             2001            2002             2001
                                                  ---------------  --------------- ---------------  ------------
Net loss.....................................        $(235,675)      $ (155,031)    $ (369,163)      $ (251,456)
Unrealized gain (loss) on available-for-sale
securities, net of reclassification adjustment
included in net loss.........................              561           25,413             68          (60,101)
Foreign currency translation loss............              (91)            (470)           (70)            (836)
                                                     ---------       ----------     ----------       ----------
Comprehensive net loss.......................        $(235,205)      $ (130,088)    $ (369,165)      $ (312,393)
                                                     =========       ==========     ==========       ==========


NOTE 9.    STOCK OPTION EXCHANGE PROGRAM

In February 2001, the Inktomi Board of Directors approved a stock option exchange program. Under this program, all employees (including executive officers and outside directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was February 28, 2001. The number of shares subject to the new options were equal to the number of shares subject to the old options, and the exercise price of the new options was the fair market value of Inktomi Common Stock on the date they were granted. The new options have the same vesting schedule as the old options and are immediately exercisable as to vested shares when granted (however, new options granted to executive officers and outside directors lost three months of vesting and were subject to a trading blackout of three months following the grant). The exchange resulted in the voluntary cancellation of options to purchase approximately 12.8 million shares of Common Stock with exercise prices ranging from $12.25 to $211.00 per share. Approximately 10.6 million replacement options were granted on August 29, 2001, of which 7.5 million shares are outstanding as of June 30, 2002, at an exercise price of $4.21 per share of Common Stock.

Stock options granted during the six month period prior to implementation of the option exchange program that were not cancelled as part of the program are subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. During the six months prior to implementation of the program, Inktomi granted approximately 2.8 million options, of which 1.5 million are outstanding as of June 30, 2002, at an average price of $23.65 per option, that are subject to variable plan accounting. Also subject to variable plan accounting are 1.4 million options, of which 1.1 million shares are outstanding as of June 30, 2002, at an average price of $7.18 per option, that were granted to participants of the program during the six months following implementation of the program. These options are subject to variable plan accounting. Under variable plan accounting, we are required to record a non-cash compensation charge for the options until the options are exercised, forfeited or cancelled without replacement. The compensation charge will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option's issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. As of June 30, 2002, we have recorded no compensation charges related to this program.



NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. We implemented EITF 01-09 during the nine month period ended June 30, 2002. As a result of this implementation, Web search revenues and cost of revenues were reclassified for the quarters ended December 31, 2001 and March 31, 2002 in the amounts of $1.0 million and $1.3 million, respectively, which are included in the results of operations for the nine month period ended June 30, 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We intend to adopt SFAS 142 on October 1, 2002, the beginning of our fiscal 2003. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations.

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

In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We plan to adopt SFAS 146 during the second quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.


The lessors associated with lease agreements relating to our Bayside facilities (see Note 6) are structured using special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. The FASB has indicated that it will issue proposed new rules on accounting for "Entities That Lack Sufficient Independent Economic Substance", including special purpose entities, in the form of an interpretation to SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements.


Based on public comments from the FASB to date, the proposed interpretation will provide guidance for determining when an entity (such as us), the Primary Beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the Primary Beneficiary. The expected proposed interpretation may result in us having to consolidate the operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements (i.e. record the building and related obligation on our consolidated balance sheet). The effective date of these proposed new rules on our current operating leases could be as early as the beginning of our quarter ending June 30, 2003, and sooner on any new leases entered into after the new rules' effective date which utilize special purpose entities or equivalent structures.

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

We have two reportable operating segments: Software Products and Portal Services. Software Products revenues are composed of license, consulting, support and upgrade fees in connection with the Traffic

Server network cache platform, Content Delivery Suite software solutions, Media Products, enterprise search products, Personal Edge, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. Portal Services revenues are composed of revenues generated through our Web search services and Commerce Engine. We completed the sale of our Commerce Division in March 2001 and therefore, Portal Services revenues for the nine months ended June 30, 2002 consisted of only Web search services revenues.

We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction.

Acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, impairment of intangibles and other assets, impairment of fixed assets, restructuring, losses on residual value guarantee on operating leases and amortization of deferred compensation expense are not included in management's evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our annual report on Form 10-K for the year ended September 30, 2001, as filed on December 31, 2001. We do not track assets by operating segments.

Financial information about segments (in thousands):



                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                --------------------------------------------------------------------------------------------
                                                                                                      ACCRUAL FOR
                                                        AMORT. &                                       RESIDUAL
                                                      IMPAIRMENT                                        VALUE
                                                     OF INTANGIBLES                  AMORTIZATION    GUARANTEE ON
                               SOFTWARE    PORTAL      AND OTHER                      OF DEFERRED      OPERATING
                               PRODUCTS   SERVICES      ASSETS       RESTRUCTURING   COMPENSATION        LEASE          TOTAL
                              ---------  ---------  ---------------  -------------  --------------  ---------------    -------
                                                                    (UNAUDITED)
Revenues....................   $ 10,682   $13,139      $       -       $     -          $     -         $     -       $  23,821

Operating income (loss).....   $(19,496)  $ 5,297      $(217,574)      $(2,220)         $(1,125)        $(1,340)      $(236,458)


                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                --------------------------------------------------------------------------------------------
                                                                      IMPAIRMENT
                                                      AMORTIZATION       OF
                                                     OF INTANGIBLES  INTANGIBLES                     AMORTIZATION
                               SOFTWARE    PORTAL      AND OTHER      AND OTHER                       OF DEFERRED
                               PRODUCTS   SERVICES      ASSETS         ASSETS        RESTRUCTURING   COMPENSATION      TOTAL
                              ---------  ---------  ---------------  -------------  --------------  ---------------    -------
                                                                    (UNAUDITED)

Revenues....................   $ 28,186    $ 11,374     $      -       $     -           $     -         $    -        $ 39,560
Operating loss..............   $(21,613)   $ (1,711)    $(18,353)      $(42,315)         $(5,249)        $(1,855)      $(91,096)



                                                           FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                --------------------------------------------------------------------------------------------
                                                                                                      ACCRUAL FOR
                                                        AMORT. &                                       RESIDUAL
                                                      IMPAIRMENT                                        VALUE
                                                     OF INTANGIBLES                  AMORTIZATION    GUARANTEE ON
                               SOFTWARE    PORTAL      AND OTHER                      OF DEFERRED      OPERATING
                               PRODUCTS   SERVICES      ASSETS       RESTRUCTURING   COMPENSATION        LEASE          TOTAL
                              ---------  ---------  ---------------  -------------  --------------  ---------------    -------
                                                                    (UNAUDITED)
Revenues ...................    $ 56,694   $35,562      $       -       $      -         $     -        $     -       $  92,256

Operating income (loss).....    $(46,909)  $11,862      $(252,742)      $(80,840)        $(4,646)       $(1,340)      $(374,615)


                                                          FOR THE NINE MONTHS ENDED JUNE 30, 2001
                      -----------------------------------------------------------------------------------------------------------
                                               AMORT. &
                                             IMPAIRMENT     PURCHASED
                                                 OF        IN-PROCESS
                                             INTANGIBLES    RESEARCH      ACQUISITION    AMORTIZATION
                      SOFTWARE     PORTAL     AND OTHER        AND         -RELATED      OF DEFERRED
                      PRODUCTS    SERVICES     ASSETS      DEVELOPMENT      CHARGES      COMPENSATION    RESTRUCTURING    TOTAL
                     ----------  ----------  -----------  -------------  -------------  --------------   --------------  --------
                                                                    (UNAUDITED)
Revenues............  $113,213     $ 46,336    $      -      $    -       $      -        $     -           $     -      $ 159,549
Operating loss......  $(46,541)    $(16,763)   $(96,184)     $ (430)      $(19,497)       $(8,520)          $(5,249)     $(193,184)


At June 30, 2002, less than 10% of our long-term assets were located outside the United States.

The following table sets forth revenue information for geographic areas: (in thousands):


                                                        FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                           ENDED JUNE 30,            ENDED JUNE 30,
                                                      -----------------------   -----------------------
                                                          2002       2001          2002        2001
                                                      ----------   ----------   ----------  -----------
                                                            (UNAUDITED)              (UNAUDITED)

United States.......................................     $20,231    $32,295       $76,814     $109,982
International.......................................       3,590      7,265        15,442       49,567
                                                         -------    -------       -------     --------
Total Revenues......................................     $23,821    $39,560       $92,256     $159,549
                                                         =======    =======       =======     ========


NOTE 12.  SUBSEQUENT EVENTS

In July 2002, we commenced a restructuring. Our intention is to reduce our workforce by approximately 270 employees in order to reduce operating expenses. We expect to incur a one-time charge of approximately $25 to $35 million for severance, under utilized space, and asset write-offs in the quarter ending September 30, 2002.

On August 13, 2002, we consummated the acquisition of Quiver, Inc., a developer of information categorization and taxonomy solutions. The total purchase price is approximately $10.5 to $12.0 million, comprised of a combination of approximately $5.0 million in stock and up to approximately $7.0 million in cash which is subject to adjustment for certain events. We will account for the transaction under the purchase method of accounting.

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

OVERVIEW

Inktomi Corporation develops, markets, licenses and supports a range of leading information retrieval solutions. Our software products and services are utilized by leading global customers to find the right information across multiple applications, portals, systems and networks. We are a leading OEM provider of search listings and marketing solutions for consumer portals, Internet destinations and e-commerce sites. Inktomi also licenses and supports a range of network infrastructure software applications and services that enhance the performance and intelligence of large-scale networks.

Licenses revenues are composed of license and upgrade fees in connection with our software products, which includes our content networking products and our enterprise search products. Our content networking products include our Traffic Server network cache platform, our Content Delivery Suite software solutions, our Media Products, Traffic Core, Traffic Edge, Traffic Controller, Inktomi Media Publisher, and our Personal Edge product. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products are typically based on the capacity of documents purchased that can be indexed and searched by a customer.

Services revenues are composed of revenues generated through consulting and support fees related to our software products and for some historical periods through fees generated from our Commerce Engine. Consulting and support fees are recognized ratably over the service period as the services are performed. We completed the sale of our Commerce Division in March 2001 and therefore, services revenues for the nine months ended June 30, 2002, consisted of only consulting and support fees.

Web search services revenues consisting of revenues from our Web search and search marketing solutions businesses are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, various forms of click through fees and search service hosting fees. Subscription fees and other fixed periodical fees are recognized ratably over the contract period. Per-query fees and click through fees are recognized based on the activity in the period.

Over the last year, the business climate in general and the service provider market in particular, have experienced dramatic declines. This has adversely impacted our ability to generate revenues and achieve positive earnings. In July 2002, we commenced a number of initiatives to adjust to this business environment including instituting a strategy of focusing our business on the established Web services and enterprise search software markets, reducing expenses through strong cost cutting measures, consolidating operations and undertaking work force reductions. Our work force reductions were particularly significant in our content networking group, which has historically generated revenues from the now struggling service provider market. With the remaining personnel in our content networking group, we expect to continue to support our installed base of content networking customers and partners. We believe that it will take several quarters before we will see positive results from these initiatives. Whether we see such results will be subject to a number of risks and uncertainties. See the materials under the caption "Factors Affecting Operating Results" set forth herein.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, impairment of long-lived assets, allowance for doubtful accounts and contingent liabilities related to lease obligation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies may involve a higher degree of judgment and complexity.

REVENUE RECOGNITION

Licenses revenues are composed of license and upgrade fees in connection with our software products including Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products, Traffic Core, Traffic Edge, Traffic Controller, Inktomi Media Publisher, enterprise search products and Personal Edge. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products are typically based on the capacity of documents purchased that can be indexed and searched by a customer.

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

Services revenues are composed of revenues generated through consulting and support fees related to our software products. Consulting and support fees are recognized as the services are performed or upon customer acceptance.

In instances where the criteria for recognizing license revenues separate from the consulting or implementation revenues have not been met, both the licenses and consulting fees, excluding the maintenance and support elements, are recognized using contract accounting. When management can make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting fees is recognized on a percentage-of-completion based on labor hours incurred compared to total estimated hours. When management cannot make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting is deferred until the consulting services are completed. We classify revenue from these arrangements as licenses and services revenues, respectively, based upon the vendor-specific objective evidence of each element.

Web search services revenues consisting of revenues from our web search and search marketing solutions business are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, various forms of click through fees and search service hosting fees. Subscription fees and other fixed periodical fees are recognized ratably over the contract period. Per-query fees and click through fees are recognized based on the activity in the period

IMPAIRMENT OF LONG-LIVED ASSETS

We review our long-lived assets, including property and equipment, goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Events or changes in circumstances that we consider as impairment indicators include, but are not limited to the following:

         o significant underperformance relative to expected historical or projected future operating results;

         o significant changes in the manner of use of the acquired assets or the strategy for our overall business;

         o    a significant decrease in the market price of a long-lived asset;

         o    significant adverse economic and industry trends;

         o a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life;

         o    significant decline in our stock price for a sustained period; and

         o    our net book value relative to our market capitalization.

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

At June 30, 2002, due primarily to the sustained decrease in our market value as well as other factors, we recorded a charge of $200.9 million in addition to the quarterly amortization of $16.7 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill which was created from our purchase of Ultraseek, Inc.

Effective October 1, 2002, we will adopt SFAS No. 142, "Goodwill and Other Intangible Assets", which requires, among other things, that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In addition, the standard includes provisions upon adoption for assessing the impairment of goodwill at the reporting unit level as compared to the enterprise level under the current rules. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations.

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


ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly reviews the adequacy of the allowance after considering the size of the accounts receivable balance, historical bad debts, customer's expected ability to pay and our collection history with each customer. Management reviews significant individual invoices that are past due to determine whether an allowance should be made based on the factors described above. The allowance for doubtful accounts represents our best estimate, but changes in circumstances discussed above may result in a change to the amount of the allowance.

ACCOUNTING FOR LEASES

In August 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principle value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet. During the term of the lease, we have a purchase option to buy the building for $114 million plus breakup fees or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee). The agreement qualifies for operating lease accounting treatment, and as such the buildings are not included on our balance sheet.

Due to the declining commercial real estate market in the Bay Area, we believe that it is probable at the end of the lease term on August 2005 that the market value of Bayside will be less than the residual value guarantee. We will accrue for this loss on a straight-line basis from April 1, 2002 to the end of the lease term. Accordingly we have accrued $1.3 million in the quarter ended June 30, 2002 as the total estimated future probable loss amounted to $18.7 million. This loss was based on the difference between the residual value guarantee amount and the value of the building determined through the use of estimated future sublease income at the end of lease term provided by a commercial real estate broker. We will continue to assess the value and accrue additional amounts each quarter until the end of the lease term.

This agreement is subject to specific financial covenants that are reported to the lessor quarterly and relate to tangible net worth, fixed charge ratio, EBITDA, and minimum net cash balances. In the event that we are in default of these financial covenants, the lessor has the right to demand payment of the $114 million principle value which is being held as long-term restricted cash and transfer the ownership of the building to us at fair market value, which may trigger the recognition of a loss in our financial statements. At June 30, 2002, we were in violation of a financial covenant on our synthetic lease arrangement related to the Bayside facility. The covenant required a minimum level of profitability. We received a waiver from the financial institution through August 30, 2002 and are required under the waiver to exercise the purchase option under the arrangement. Unless we can replace the financial participants in the synthetic lease, we will exercise the purchase option on or before August 30, 2002. We are investigating other financial options for the Bayside facility, as well.

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. As of June 30, 2002, aggregate payments to be made under the lease are approximately $315.7 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space in Parkside Towers described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due as to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted. As of June 30, 2002, approximately $50.9 million of the restructuring accrual remained outstanding.

RESULTS OF OPERATIONS

REVENUES

Total revenues were $23.8 million and $92.3 million in the quarter and nine month periods ended June 30, 2002. This represents a decrease of $15.7 million or 40% in the quarter ended June 30, 2002, and a decrease of $67.3 million or 42% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The weakness in revenue for the quarter was due largely to low levels of license sales in both our content networking and enterprise search businesses. For the quarter ended June 30, 2002, two separate customers each exceeded 10% of total revenues. One customer exceeded 10% of total revenues for the nine month period ended June 30, 2002. For the quarter ended June 30, 2001, one customer exceeded 10% of total revenues, and for the nine month period ended June 30, 2001, no customer exceeded 10% of total revenues.

We market and sell our products to customers located in the United States and abroad, both through our direct sales force and through our channel partners. Historically, the percentage of sales to customers located outside of the United States has varied substantially. We expect this variation to continue for the foreseeable future. We have generated most of our revenues through direct sales efforts, except in Asia where our revenues have been principally generated through our channel partners.

Licenses revenues were $4.8 million and $37.0 million in the quarter and nine month periods ended June 30, 2002. This represents a decrease of $15.3 million or 76% in the quarter ended June 30, 2002, and a decrease of $51.9 million or 58% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The period to period decreases were primarily due to lower demand for our content networking products across all market segments as well as declines in our search enterprise license revenues, the result of contracting corporate information technology budgets. In July 2002, we announced a restructuring where we intend to focus our efforts on the Web search services and enterprise search software markets while maintaining support for our content networking software customers and partners. We expect our license revenues in future periods to be increasingly comprised of enterprise search software licenses as we emphasize that market.

Services revenues were $5.9 million and $19.7 million in the quarter and nine month periods ended June 30, 2002. This represents a decrease of $2.2 million or 27% in the quarter ended June 30, 2002, and a decrease of $11.6 million or 37% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The period to period decreases resulted from reduced support services revenues arising out of less software license activity to support. Our future emphasis on the established Web and enterprise search markets may reduce future service revenues when current maintenance agreements expire from our content network software business.

Web search services revenues were $13.1 million and $35.6 million in the quarter and nine month periods ended June 30, 2002. This represents an increase of $1.8 million or 16% in the quarter ended June 30, 2002, and a decrease of $3.7 million or 9% in the nine month period ended March 31, 2002, over the comparable periods in fiscal 2001. The period to period fluctuations were primarily due to weakness in the Internet portal market, particularly smaller or poorly funded companies who either ceased to operate or reduced their expenditures, offset by growth in our Index Connect and search marketing solutions services. In the future, we expect revenues from our search marketing solutions services to continue to become a greater percentage of our total Web search services revenues. We have received notice from one of our major portal customers that they do not intend to renew their Web search services agreement with us when it expires in August 2002. We expect that this will decrease revenues in our Web search services business beginning in the quarter ending September 30, 2002.

During the quarter and nine month periods ended June 30, 2002, we recognized revenues of approximately $0.1 million and $4.5 million, respectively, on contracts, development, and licensing arrangements with customers in which we are equity shareholders. During the quarter and nine month periods ended June 30, 2001, we recognized net revenues of approximately $1.3 million and $23.8 million, respectively, on contracts and licensing arrangements with customers in which we are equity shareholders. During the three months ended December 31, 2000, we also recognized installment basis revenue from Adero on an agreement consummated in December 1999. Prices and terms on these contracts and arrangements were comparable to those given to other similarly situated customers.

COST OF REVENUES

Cost of revenues were $6.7 million and $22.8 million in the quarter and nine month periods ended June 30, 2002, a decrease of $4.9 million or 42% and $17.0 million or 43% over the comparable periods in fiscal 2001.

Licenses cost of revenues generally consist of royalties or license fees associated with licensed technologies used in our software applications. License cost of revenues were $1.0 million and $3.4 million in the quarter and nine month periods ended June 30, 2002, a decrease of $1.1 million or 54% and a decrease of $1.9 million or 35% over the comparable periods in fiscal 2001. The period to period decrease in license cost of revenues as compared to the same period in fiscal 2001 was due to decreased license sales in fiscal 2002. Licenses cost of revenues do not necessarily fluctuate proportionately with licenses revenue due to guaranteed minimum royalty obligations we have with certain licensed technologies.

Services cost of revenues generally consist of expenses associated with our consulting services and our technical support department as well as depreciation and network and hosting charges associated with the operation of our former Commerce business. Services cost of revenues were $2.2 million and $8.1 million in the quarter and nine month periods ended June 30, 2002, a decrease of $1.0 million or 32% and $7.3 million or 48% over the comparable periods in fiscal 2001. The decrease for the nine month period was primarily attributable to the divestiture of our Commerce business in March 2001 and lower expenses associated with our consulting services and our technical support departments. The decrease for the quarter was attributable lower expenses associated with our consulting services and our technical support departments.

Web search cost of revenues generally consist of expenses related to the operation of our Web search business, primarily depreciation, and network and hosting charges. Web search services cost of revenues were $3.6 million and $11.3 million in the quarter and nine month periods ended June 30, 2002, a decrease of $2.8 million or 43% and $7.8 million or 41% over the comparable periods in fiscal 2001. The period to period decreases were primarily the result of lower depreciation and hosting charges. We expect this to increase in the near term as we convert much of our capacity from Sun to Linux.

EXPENSES

Operating expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, impairment of intangibles and other assets, amortization of intangibles and other assets, restructuring costs, acquisition-related costs and purchased in-process research and development. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs.

In connection with stock option grants and our business acquisitions, certain options granted have been considered to be compensatory. Compensation associated with such options was $1.1 million and $4.6 million for the quarter and nine month periods ended June 30, 2002, a decrease of $0.8 million or 42% and $3.9 million or 46% over the comparable periods in fiscal 2001. As of June 30, 2002, we had unamortized deferred compensation of $7.7 million, which will be charged to operations as the underlying options vest.

Over the next several quarters, expenses are expected to decrease due to our workforce reduction and our narrower business focus.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff as well as expenses related to our marketing programs, including trade shows, demand creation activities, and advertising. Sales and marketing expenses were $17.1 million and $56.9 million in the quarter and nine month periods ended June 30, 2002, a decrease of $12.4 million or 42% and $54.6 million or 49% over the comparable periods of fiscal 2001. The nine-month period to period decrease was primarily due to a decrease in the number of sales and marketing personnel, decreased sales commissions, and decreased marketing expenses. The three-month period to period decrease was primarily due to a decrease in the number of sales and marketing personnel and decreased sales commissions.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of personnel and related costs for our development efforts. Our current research and development efforts are focused on adding features and functionality across each of our current applications, developing new applications, and adapting our products to work with additional products and platforms. In connection with our July 2002 restructuring, we have significantly reduced our research and development efforts related to our content network products. Research and development expenses were $13.6 million and $41.2 million in the quarter and nine month periods ended June 30, 2002, a decrease of $4.1 million or 23% and $20.4 million or 33% over the comparable periods of fiscal 2001. The period to period decreases were primarily due to a decrease in the number of research and development personnel as a result of our restructurings and decreased outside consulting costs. We believe significant investments in research and development are essential to our future success and we will continue to invest in this area in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including accounting, facilities, finance, human resources and legal. General and administrative expenses were $3.0 million and $12.4 million in the quarter and nine month periods ended June 30, 2002, a decrease of $2.8 million or 48% and $6.1 million or 33% over the comparable periods of fiscal 2001. The nine-month period to period decrease was due primarily to a decrease in the number of general and administrative personnel, reduction in our allowance for doubtful accounts, decreased outside consulting costs and a decrease in facilities costs. The three-month period to period decrease was due primarily to a decrease in the number of general and administrative personnel and a decrease in facilities costs.

AMORTIZATION OF INTANGIBLES AND OTHER ASSETS

Amortization of intangibles and other assets primarily relates to amortization of goodwill acquired through our purchase acquisitions of Ultraseek Corporation and eScene Networks and through our asset purchase from Adero. Amortization of intangibles and other assets totaled $16.7 million and $50.1 million in the quarter and nine month periods ended June 30, 2002, a decrease of $1.6 million or 9% and $3.7 million or 7% over the comparable periods of fiscal 2001. The period to period decreases were primarily due to our impairment of our Adero goodwill in the quarter ended December 31, 2001, offset partially by our acquisition of eScene in June 2001.

IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

During the three months ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value of this intangible asset as there will be no further revenue streams related to this asset.

At June 30, 2002, due primarily to the sustained decrease in our market value as well as other factors, we recorded a charge of $200.9 million in addition to the quarterly amortization of $16.7 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill which was created from our purchase of Ultraseek, Inc.

RESTRUCTURING COSTS

Restructuring costs totaled $2.2 million and $80.8 million in the quarter and nine month periods ended June 30, 2002, a decrease of $3.0 million or 58% and an increase of $75.6 million or 1440% over the comparable periods of fiscal 2001.

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

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease are approximately $315.7 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space in Parkside Towers described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted. As of June 30, 2002, approximately $50.9 million of the restructuring accrual remained outstanding.

In the quarter ended June 30, 2002, in light of a continuing economic slowdown, we announced and substantially completed a restructuring and a workforce reduction of approximately 50 employees to reduce our operating expenses. All functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.2 million, mainly related to severance and impairment of property and equipment.

See Note 3 of this Form 10-Q for further information.

ACQUISITION-RELATED COSTS

As a result of our Fast Forward Networks acquisition in October 2000, we recorded acquisition-related costs of $19.5 million in the three months ended December 31, 2000, primarily for investment banking fees, accounting, legal and other expenses. As of June 30, 2002, no accrued liabilities relating to FastForward acquisition-related costs remained outstanding.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

A portion of the purchase price we paid for various assets of Adero have been allocated to developed technology and in-process research and development ("IPRD"). We identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by the acquired companies concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected income generating ability of the products, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD. Based on our analysis of these variables, we recorded a one-time purchased IPRD charge of $0.4 million in the three months ended December 31, 2000 for the assets of Adero because technological feasibility had not been established and no future alternative uses existed.

OTHER INCOME, NET

Other income, net generally includes interest on our cash and cash equivalents, short-term investments and long-term restricted cash, interest expenses related to our debt, capital lease obligations and realized gains or losses on disposal of assets. Other income, net totaled $0.9 million and $6.0 million in the quarter and nine month periods ended June 30, 2002, a decrease of $1.2 million or 57% and $2.4 million or 29% over the comparable periods of fiscal 2001. The period to period decreases were primarily the result of decreased interest income.

INCOME TAX PROVISION

Our income taxes totaled $0.1 million and $0.5 million in the quarter and nine month periods ended June 30, 2002, the same as and a decrease of $0.3 million and 32% over the comparable periods in fiscal 2001. Our income taxes primarily are a result of our international operations. Our effective income tax rate may change during the remainder of fiscal 2002 if operating results differ significantly from current projections. We expect income taxes to remain minimal until we begin to generate taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $90.0 million at June 30, 2002, an increase of $5.5 million or 7% from $84.5 million at September 30, 2001. At June 30, 2002 and September 30, 2001, our long-term restricted cash was $129.0 million.

In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising net proceeds after issuance costs and underwriters' discounts of $52.8 million.

For the nine months ended June 30, 2002, net cash used in operations of $51.1 million was primarily attributable to our net loss for the period and a net change in assets and liabilities offset partially by restructuring costs, depreciation and amortization, impairment of intangibles and other assets, stock based compensation, and impairment of property and equipment. For the nine months ended June 30, 2001, net cash used in operations of $53.1 million was primarily attributable to our net loss for that period offset partially by a net change in assets and liabilities, amortization of intangibles and other assets, impairment of intangibles and other assets, depreciation and amortization, and stock based compensation.

For the nine months ended June 30, 2002, net cash used in investing activities of $21.5 million was primarily attributable to net purchases of short-term investments, purchases of property and equipment and loans to related parties. For the nine months ended June 30, 2001, net cash provided by investing activities of $20.1 million was attributable to net proceeds from the sales of short term investments offset partially by purchases of property and equipment, and a business acquisition.

For the nine months ended June 30, 2002, net cash provided by financing activities of $69.5 million was primarily attributable to proceeds raised relating to our public offering, exercises of stock options and warrants and net proceeds from our notes payable. For the nine months ended June 30, 2001, net cash provided by financing activities of $3.7 million was primarily attributable to exercises of stock options and warrants offset by net payments on our notes payable and capital leases.

From time to time, we have used debt and leases to partially finance capital purchases. At June 30, 2002, we had $17.3 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $15.4 million of our debt at June 30, 2002 was in the form of bank loans. The bank loans include certain covenants requiring minimum liquidity, tangible net worth and profitability over time, and do not allow us to distribute cash dividends. The Company is currently in compliance with these covenants after receiving a waiver on July 2002 for a breach of a profitability covenant. The Company is currently negotiating to restructure its loan covenants as it is probable that it will be in violation of the existing covenants for the quarter ended September 30, 2002. Accordingly, we have classified all amounts due as current under this facility at June 30, 2002.

In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease are approximately $315.7 million over the remaining lease term.

In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space in Parkside Towers described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due as to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted. As of June 30, 2002, approximately $50.9 million of the restructuring accrual remained outstanding.

In August 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principal value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on our balance sheet. During the term of the lease, we have a purchase option to buy the building for $114 million or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee). The agreement qualifies for operating lease accounting treatment, and as such the buildings are not included on our balance sheet.

This agreement is subject to specific financial covenants that are reported to the lessor quarterly and relate to tangible net worth, fixed charge ratio, EBITDA, and minimum net cash balances. In the event that we are in default of these financial covenants, the lessor has the right to demand payment of the $114 million principle value that is being held as long-term restricted cash and transfer the ownership of the building to us at fair market value, which may trigger the recognition of a loss in our financial statements. At June 30, 2002, we were in violation of a financial covenant on our synthetic lease arrangement related to the Bayside facility. The covenant required a minimum level of profitability. We received a waiver from the financial institution through August 30, 2002 and are required under the waiver to exercise the purchase option under the arrangement. Unless we can replace the financial participants in the synthetic lease, we will exercise the purchase option on or before August 30, 2002. We are investigating other financial options for the Bayside facility, as well.

In December 2001, we provided loans to our Chief Executive Officer totaling $4.7 million of which $2.7 million was repaid prior to December 31, 2001. During the quarter ended March 31, 2002, we provided loans to our Chief Executive Officer totaling $0.9 million of which $0.1 was repaid prior to March 31, 2002. During the quarter ended June 30, 2002, we provided loans to our Chief Executive Officer totaling $2.1 million. As of June 30, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 and $0.1 million, respectively. These loans are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003. These loans are included in intangibles and other assets, net. These loans were made pursuant to a $5 million revolving line of credit approved by our Board of Directors in December 2001.

A goal of the fiscal 2002 fourth quarter restructuring was to significantly lower the cash expense rate of the business. In the fiscal 2002 fourth quarter, we expect to use a significant amount of cash for severance and related costs. After the fiscal 2002 fourth quarter, we expect to substantially reduce the cash required to operate our business.

Our capital and liquidity requirements depend on numerous factors, including market acceptance of our products and services, economic conditions impacting our revenue generation, the resources we devote to developing, marketing, selling and supporting our products and services, the resources we commit to facilities, the timing and extent of our investments, the value of our investments in equity securities and real estate, acquisition and restructuring costs, restructuring opportunities related to our real estate, and the ability to raise capital and other factors. We believe that we have adequate cash resources to fund operations for at least the next twelve months.

OTHER MATTERS

In connection with the engagement of our independent auditors, our audit committee has reviewed both the audit and non-audit services provided pursuant to this engagement to ensure that our auditors satisfy the independence requirements mandated by generally accepted accounting principles and the SEC. However, our audit committee has not had the opportunity to formally approve the non-audit services provided by our auditors, as required under new federal law that was enacted July 30, 2002. We intend to seek the approval of these services by our audit committee at its next meeting which is scheduled to occur in September 2002.


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

IF WE DO NOT INCREASE OUR REVENUES, WE WILL FAIL TO ACHIEVE AND SUSTAIN OPERATING PROFITABILITY.

We plan to continue to invest in technology and marketing to develop and improve our products and increase market share. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues, particularly our enterprise search software license revenue and our search marketing solutions revenue associated with our Web search services. In the future, our revenues may continue to decline, remain flat, or grow at a slow rate, particularly in light of the current market environment. In the absence of substantial and sustained revenue growth, we cannot predict when or if we will become profitable. If we fail to achieve profitability or display significant progress towards profitability, our stock price may fall due to a lower perceived value, customers may defer or delay purchases based on our financial condition, our relationships with our partners and distributors may decline and financial covenants in our financial arrangements may be breached.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

We expect that a portion of our revenues will come from licenses to a relatively small number of customers, which is consistent with our historical performance to date. The volume and timing of orders are difficult to predict because the markets for our products are in their early stages and the sales cycle varies substantially from customer to customer. In addition, many customers in our target markets are scrutinizing their capital spending budgets in light of the current economic conditions, and other customers have limited access to capital to fund operational needs. These companies are shifting their buying patterns as a result, taking a more cautious and measured approach to their upgrade and expansion plans. The cancellation, deferral or reduction of even a small number of licenses of any of our products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. Despite our recent workforce reductions, we expect to continue to make appropriate investments to develop and market products for the information retrieval markets, improve our customer support capabilities, develop new distribution channels, and fund of research and development. A delay in generating or recognizing revenue for the reasons discussed herein or for any other reason could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

Due to these factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts or investors, and the price of our Common Stock may fall.

WE HAVE TAKEN AND EXPECT TO TAKE A NUMBER OF EXPENSE REDUCING ACTIONS TO ADDRESS OUR LOSSES AND THERE EXISTS UNCERTAINTY AS TO WHETHER THESE ACTIONS WILL BE SUCCESSFUL.

In order to reduce our recurring losses, we have taken a number of actions to reduce our expenses over the coming quarters. In July 2002, we undertook a significant restructuring where we consolidated operations, closed certain branch offices, reduced headcount across all business units and reduced our content networking products group. In the event this restructuring was implemented too late or at insufficient levels, our expenses will be too great over coming periods to achieve profitability. In addition, there is a risk that these cost-cutting actions will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. In the future, we may undertake additional expense reducing actions that may involve one-time expenditures related to severance, facilities or real estate. The impact of these one-time expenses or our financial statements may adversely impact our perceived value.

OUR FUTURE GROWTH DEPENDS ON THE COMMERCIAL SUCCESS OF OUR SEARCH SOFTWARE PRODUCTS.

Our revenue growth is dependent, among other things, upon the growth of sales of our enterprise search software products. With our recent restructuring, an increasingly greater percentage of our licenses revenue will arise out of our enterprise search software products. Such revenues are derived from software license fees and fees derived from support and upgrades of such software. A number of factors could cause sales of our enterprise search products to slow or decline. We face intense competition from companies with more experience in the marketplace and who offer a broad set of integrated products and services to our target customers. In addition, these companies have deeper strategic relationships and have established well developed channels to sell and distribute their products and services. We historically have sold our enterprise search products primarily at the departmental level within large enterprises, through a direct sales force. To expand our market opportunities, we will need to enhance our product and service offerings, effectively market our products as enterprise wide search and navigation solutions, develop channel and licensing programs to extend our reach, and partner with companies offering complementary products to collectively offer a broader set of integrated products.

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

OUR WEB SEARCH REVENUES ARE DEPENDENT UPON A RELATIVELY FEW PORTAL CUSTOMERS AND OUR ABILITY MAINTAIN AND INCREASE REVENUE FROM THESE CUSTOMERS.

The market for Internet search is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. Many of our smaller search services customers have elected not to renew their contracts and our market opportunity from portals has become more limited. As a result, our Web search revenues are dependent on a relatively few number of major customers. Economic conditions may lead such customers of our Web search services to stop paying for such services, to only pay for such services at highly reduced rates or to leave our services in favor of competitors offering Web search services bundled with other offerings. In order for us to increase revenues from our Web search services business, we will need to attract new customers, develop and deliver new search services, products and features to existing and future customers, establish deeper strategic relationships with our customers, and increase the adoption of our Index Connect and Search Submit search marketing solutions for content publishers.

OUR REVENUE GROWTH IS DEPENDENT UPON THE GROWTH OF REVENUE DERIVED FROM OUR SEARCH MARKETING SOLUTIONS.

We expect that over time our search marketing solutions for content publishers will comprise a greater percentage of our total Web search services revenues. Our search marketing solutions revenue is dependent upon the distribution channel afforded us through the portal customers serving our search queries. Should any significant portal customers reduce or stop utilizing our search services or if such portals decline to participate in our search marketing solutions offerings, our search marketing solutions revenues would decline.

THE SHIFT IN OUR FOCUS AWAY FROM THE CONTENT NETWORKING MARKET TO THE WEB SEARCH SERVICES AND ENTERPRISE SEARCH SOFTWARE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

Since the quarter ended December 2000, we have experienced a decline in licenses revenue from sales of our content networking software products. In July 2002, we announced a shift in our strategy to reduce our investment in our content networking products group and focus our business on the Web search services and enterprise search software markets. Our content networking software products typically had a larger per transaction size and a larger services component than our enterprise search software products. Our shift in strategy will likely reduce the average size of our software deals and the corresponding services revenue and will require us to enter into significantly more enterprise search software license deals and increase the size of such transactions to achieve revenue stability or growth. Our sales force has historically focused on selling our content networking software products. If our sales force is unable to quickly adapt to our new focus on enterprise search software products, our business would be harmed. In addition, although we intend to continue to support customers who purchased our content networking software products and partners marketing our products, such customers and partners may view our strategic shift as a breach of certain obligations we have to them. These customers and partners may bring or threaten legal action against us that could materially impact our business by being costly to defend or settle, distracting to management and potentially expensive in the event such actions are meritorious.

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

In the search software market, our primary competitors include AltaVista, Autonomy, Convera, FAST Search, Google, Hummingbird, Lotus, Microsoft and Verity. Other well-funded and brand recognizable companies have announced their intention to enter the search software market. We also indirectly compete in this market with Oracle, SAP, and other database vendors that offer information search and retrieval capabilities with their core database products.

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

IF THE USE OF THE INTERNET, INTRANETS, EXTRANETS, CORPORATE PORTALS AND WEB PORTALS DOES NOT GROW AS ANTICIPATED, OUR BUSINESS OPPORTUNITIES WOULD BE SERIOUSLY LIMITED.

Sales of our search software products are dependent upon the development of corporate intranets, extranets, portals and Websites. Global acceptance and use of these mediums may not continue to develop at recent historical rates and our targeted business customers may not adopt or continue to use these mediums in the operation of their business. The lack of continued use or initial adoption of these mediums by our targeted customers would impair demand for our products and would adversely affect our ability to sell our products. Demand and market acceptance for software products and services aimed at servicing intranets, extranets, portals and Websites are subject to a high level of uncertainty and there exist few proven services and products.

OUR FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES, DISTRIBUTION AND SUPPORT ORGANIZATIONS.

We will need to improve the effectiveness and breadth of our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services often require sophisticated sales efforts targeted at several people within our prospective customers' organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we will need to effectively train and educate our sales force if we are to be successful in our sales related initiatives including focusing our sales efforts on our search software products, building out our lead management system, completing the deployment of our inside sales force, and streamlining our overseas sales efforts.

Our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, systems integrators and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical and marketing expertise. Even with this expertise, our distribution partners generally require a significant amount of training and support from us and this training often takes several quarters before our distribution partners develop the expertise and skills necessary to effectively sell our products. We may be adversely affected if our distribution partners fail to ship products in a timely manner or according to agreed upon schedules. We have entered into OEM relationships with prominent network hardware providers to bundle our software products into their hardware offerings. Several risks arise in connection with these relationships including long-term support obligations, conflicts with our other sales channels, unpredictable product support obligations and reliance on such third parties for sales results.

We require highly trained customer service and support personnel. We currently have a relatively small customer service and support organization and will need to continue to train our staff to support new customers, new product lines, the expanding needs of existing customers and the internationalization of our business. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries.

THE LOSS OF A KEY CUSTOMER COULD ADVERSELY AFFECT OUR REVENUES AND BE PERCEIVED AS A LOSS OF MOMENTUM IN OUR BUSINESS.

We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract or a failure to meet performance requirements, or in the case of our Web search business if there is a decline in usage of any customer's search service, our revenues would be adversely affected. Our potential customers and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

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

ANY ACQUISITIONS WE MAKE COULD ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS.

We have purchased seven companies since September 1998 and may invest in or acquire complementary companies, products and technologies in the future. If we buy a company, we could have difficulty in assimilating that company's personnel and operations and maintaining acceptable standards, controls, procedures and policies. In addition, the key personnel of the acquired company may decide not to work for us. Also, we could have difficulty in integrating the acquired technology or products into our operations. There could be potential unknown liabilities associated with the purchased company. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our stockholders.

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

OUR EFFORTS TO INCREASE OUR PRESENCE IN MARKETS OUTSIDE OF THE UNITED STATES MAY BE UNSUCCESSFUL AND COULD RESULT IN LOSSES.

We market and sell our products in the United States and internationally, principally Europe and Asia. Historically, the percentage of sales to customers located outside of the United States has varied from quarter to quarter, reflecting the limited build-out of our international operations. We have limited experience in developing localized versions of our products and marketing and distributing our products internationally. We are more dependent on third party resellers for international sales. Should our third party reseller partners not promote our products for any reason our international sales could suffer. In addition, other inherent risks may apply to international markets and operations, including:

         o    the impact of recessions in economies outside the United States;

         o greater difficulty in accounts receivable collection and longer collection periods;

         o the impact of changes in foreign currencies, in particular the EU's conversion to the Euro;

         o    unexpected changes in regulatory requirements;

         o difficulties and costs of staffing and managing foreign operations;

         o    potentially adverse tax consequences; and

         o    political and economic instability.

We also have limited experience operating in foreign countries and managing multiple offices with facilities and personnel in disparate locations. We may have difficulties coordinating our efforts, supervising and training our personnel or otherwise successfully managing our resources in these foreign countries. The laws and cultural requirements in foreign countries can vary significantly from those in the United States. The inability to integrate our business in these jurisdictions and to address cultural differences may adversely affect the success of our international operations.

INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD CAUSE OUR BUSINESS TO SUFFER.

Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. In August 2001, Network Caching Technology L.L.C. (NCT) initiated an action against us that our caching products violate one or more patents owned by NCT. The complaint seeks compensatory and other damages and injunctive relief. This case, and any future actions initiated against us, will be time consuming and expensive to defend, will distract management's attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

WE MAY NOT BE ABLE TO CONTINUE TO MEET THE CONTINUED LISTING CRITERIA FOR THE NASDAQ NATIONAL MARKET WHICH WOULD MATERALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

Continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock not fall below $1.00 for 30 consecutive trading days. As of August 13, 2002, our stock price had been below $1.00 for 19 consecutive trading days. If our stock price remains below $1.00 for 30 consecutive trading days we may receive a letter from Nasdaq regarding our failure to meet this minimum bid price requirement. Pursuant to the rules governing listing compliance for The Nasdaq National Market, this letter will also inform us that in order for our common stock to continue to be eligible to trade on The Nasdaq National Market, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days anytime before the expiration of a 90 day period, which period will begin upon our receipt of this compliance letter from Nasdaq. We may not be able to effect measures to come into compliance with this minimum bid price requirement within this period of time, in which case our stock may no longer be eligible to trade on The Nasdaq National Market. If we are unable to continue to list our common stock for trading on The Nasdaq National Market, this would materially adversely affect business.



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

Under the synthetic lease finance structure, we are required to pay lease payments for five years from August 24, 2000. The payments are calculated based on a floating interest rate applied against a $114 million principle value. We have the option of choosing interest rates, which are fixed for various terms not to exceed 12 months. Upon the expiration of those various rate terms, a new interest rate will be selected for the corresponding underlying principle value.

Under our notes payable agreements, we have borrowed $15.4 million as of June 30, 2002. The notes payable have a variable interest rate at approximately zero to 35 basis points above prime.

The following table presents the amounts of our cash and cash equivalents, short-term investments and synthetic lease, that are subject to interest rate risk by year of expected maturity/expiration of the selected interest rate terms on the synthetic lease and average interest rates as of June 30, 2002:



                                 FY 2002         FY 2003        FY 2004          TOTAL
                                 -------         -------        -------          -----
                                                   (In Thousands)
Cash & Cash Equivalents          $15,316            -              -            $15,316
   Average Interest Rate          0.38%             -              -
Short-term Investments           $39,803         $17,125        $17,780         $74,708
   Average Interest Rate          1.75%           3.13%          3.15%
Restricted Cash                  $95,699         $33,258           -           $128,957
   Average Interest Rate          1.63%           1.73%            -

Synthetic Lease                  $67,374         $46,626           -           $114,000
   Average Interest Rate          2.08%           2.64%            -

FOREIGN CURRENCY RISK

We have foreign operations both in Europe and Asia. We currently transact substantially all of our revenues abroad in United States currency. We are exposed to fluctuations in foreign exchange rates for our expenditures and thus our consolidated financial results could be affected by a change in foreign exchange rates.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


On August 2, 2001, an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We were served the complaint on August 7, 2001. We subsequently filed a response denying the allegations and asserting a number of defenses. At this time it is too early to estimate any potential losses from this action and whether this action may have a material impact on the results of operations. We are vigorously defending against this action.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 10.39 Promissory Note dated May 14, 2002, executed by David Peterschmidt for the benefit of Inktomi Corporation.

 10.40 Conditional Waiver and Amendment by and among Inktomi Corporation, Wilmington Trust FSB, Deutsche Bank AG, New York Branch, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities Inc. dated August 13, 2002

 10.41 Third Loan Modification Agreement and Fourth Loan Modification Agreement between Inktomi and Silicon Valley Bank dated June 25, 2002 and July 31, 2002, respectively.

 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

----------

     (b)       REPORTS ON FORM 8-K

               NONE IN THE QUARTER ENDING JUNE 30, 2002

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                          Inktomi Corporation


Date: August 14, 2002                 By:    /s/ RANDY GOTTFRIED
                                           ----------------------------
                                           Randy Gottfried
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (duly authorized officer and
                                           principal financial officer)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.39 Promissory Note dated May 14, 2002, executed by David Peterschmidt for the benefit of Inktomi Corporation.

10.40 Conditional Waiver and Amendment by and among Inktomi Corporation, Wilmington Trust FSB, Deutsche Bank AG, New York Branch, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities Inc. dated August 13, 2002

10.41 Third Loan Modification Agreement and Fourth Loan Modification Agreement between Inktomi and Silicon Valley Bank dated June 25, 2002 and July 31, 2002, respectively.

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

----------