Form 10-K
period 2002-09-30
INKTOMI CORP
filed 2002-12-30
CIK 1024302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Common Stock, $0.001 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Based on the closing sale price of the Common Stock on the NASDAQ National Market System on November 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $249,014,641. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 162,754,667 at November 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

INKTOMI CORPORATION

FORM 10-K

For the Fiscal Year Ended September 30, 2002

      This report on Form 10-K and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; our ability to successfully enter new markets; our ability to grow and maintain our Web search services and paid inclusion business models; our ability to continue to support the service provider market; our success generating sales through our partners; our ability to introduce new products and services and enhance existing products and services to meet customer needs; our expected expenses for future periods; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading network technologies; our future expenses; the possibility of acquiring complementary businesses, products, services and technologies; results related to mergers, acquisitions and dispositions; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings “Factors Affecting Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

PART I

Item 1.	Business

Overview

      Inktomi provides World Wide Web search services for Internet portal and search destination sites. Inktomi Web Search provides a customizable, private label solution that offers portals and destination sites the ability to serve differentiated, highly relevant search results. Inktomi Web Search, through its paid inclusion services, also provides content publishers greater access to end users through portal and destination site customers of our search engine services. Web search customers include Microsoft, Overture and HotBot. Paid inclusion customers include Amazon, E-Bay and WalMart.com.

      Based in Foster City, Calif., we were incorporated in California in February 1996 and reincorporated in Delaware in February 1998. In this report, “Inktomi,” “the Company,” “our,” “us,” “we” and similar expressions refer to Inktomi Corporation and its subsidiaries. Inktomi, Essential to the Internet, Traffic Server, Content Bridge, Search Everywhere, and the tri-colored cube design and other marks are service marks, trademarks and registered trademarks of Inktomi Corporation in the United States and in other countries. All other trademarks, trade names or service marks appearing herein are owned by their respective owners.

Business Background and Strategy

      We originally established Inktomi to provide Web search services, entering the market in May 1996 as the first OEM search infrastructure provider. Since 1996, we continued to focus on developing and enhancing this core aspect of our business at the same time as we began to expand our product offerings to provide a range of network infrastructure applications designed to enhance the performance and intelligence of large-scale networks. We expanded our offerings to respond to high initial growth rates in Internet traffic and the resulting need for the build out of networking infrastructure. We also built a worldwide sales organization and a large development and support organization to provide products and services in this area.

      As a result of this expanded product offering, we began our 2002 fiscal year with three main product and service offerings: (i) Inktomi Web search services, (ii) content networking products, comprised of a portfolio of software products designed to address the content and information management and distribution requirements of large enterprises and internet service providers, and (iii) enterprise search, comprised of software products designed to enable an enterprise to both crawl and index content within its private intranet and to make this information searchable by its employees and to crawl and index content on a public Internet site and to make this information searchable by customers, prospects and other visitors.

      Over the last year, the business climate in general and the service provider market in particular continued to experience dramatic declines. This has adversely impacted our ability to generate revenues and achieve positive earnings. In response to this challenging market environment we determined that we needed to fundamentally restructure our business and sales strategies. As a result of this decision, in July 2002, we commenced a number of initiatives to adjust to this business environment through strong cost cutting measures, consolidating operations and undertaking work force reductions, with the goal of reducing our financial losses and preserving cash resources.

      In July 2002, we announced we would be reducing our investment in our content networking products group. As a result, we significantly scaled back the content networking products group and related corporate infrastructure and closed several sales offices around the world. In November 2002, we signed an agreement with Satyam Computer Services, Inc. to take over the support of our remaining content networking software customers and therefore we expect to substantially exit this business by the end of fiscal 2003. Further, in November 2002, we announced an asset sale with Verity, Inc. pursuant to which Verity purchased our enterprise search software business. This asset sale closed on December 16, 2002.

      As a result of these restructurings and the asset sale, we are now focused on our Web Search offerings, which utilize the Inktomi Search Engine to provide search results information to our customers, and, through our paid inclusion services, also provide content publishers greater access to end users through portal and destination site customers of our search engine services.

Web Search Services

      Our Web search services enable our customers to provide a variety of online search services to end-users. We use the Inktomi Search Engine to provide search results information to our customers, who in turn incorporate these results into their online offerings to end users. We provide and manage hardware, software and operational aspects of the Inktomi Search Engine and the associated database of Internet content. We also provide the customer with a programming interface and software tools to enable the customer to custom design its own search service user interface. The user interface communicates with the Inktomi Search Engine via a communication protocol, called the Inktomi Data Protocol. Separating the user interface enables this portion of the service to reside in a different physical location from the Inktomi Search Engine and to run on the customer’s choice of computing equipment. In addition, the customer can customize the user interface as to look and feel and functionality and can change the user interface at any time without affecting the operation of the Inktomi Search Engine. This turn-key model allows us to serve multiple customers while continuing to concentrate on developing our core search engine technology. Our Web search customers include Microsoft, Overture and HotBot.

      Our Search Engine comprises a crawler, an indexer and search engine servers. The crawler and indexer are software programs that collect and organize information, and store that information on the cluster of search engine servers. The search engine servers are a collection of workstations that are linked together through the use of Inktomi’s proprietary software. The search engine servers provide powerful full-text query operations, including full Boolean support, date restrictions and the recognition of multimedia files, various file formats and other embedded objects. Search results are relevance-ranked using state-of-the-art proprietary algorithms.

      We generate search service revenues through a variety of contractual arrangements, which include per-query search fees, search service hosting fees, content provider paid inclusion fees, license fees and support fees. Our search services revenues result from the number of end-user searches that are processed by the Inktomi Search Engine and the level of advertising revenue generated by customers.

      We have historically generated most search services revenues directly from Internet portal and other online destination site customers. More recently, we have expanded our programs for content providers and other companies who desire to be more easily found on the Internet. Through our paid inclusion programs, content providers submit information often not normally available by traditional web crawling techniques and this information is included in our Web search index. We generate fees when end users query the search index and, depending on the nature of our agreement, click through on the link to the customers’ web site and, in some customer relationships, also purchase an item from our customer. We are focusing our efforts on expanding these content provider paid inclusion fees.

      Our paid inclusion services are comprised of two programs: Inktomi Index Connect and Inktomi Search Submit. Inktomi Index Connect is a pay-for-performance program tailored to large Web sites with more than 1,000 URLs. Inktomi Index Connect subscribers pay fees based on sales leads delivered to their sites from Internet portal searches powered by us. Smaller content providers can join Inktomi Search Submit, a flat-fee, subscription-based service that provides inclusion in the Inktomi Web Search index and an automatic 48-hour refresh of the submitted content. We also will enter into custom Inktomi Index Connect agreements whereby we receive payments based on customer registration or customer sales activity. Paid inclusion customers include Amazon, E-Bay and WalMart.com. We pay certain Internet portal customers, primarily Microsoft, a portion of all paid inclusion revenues generated as they provide access to the click-throughs which enable us to generate the paid inclusion revenues. These payments to Microsoft are recorded as a reduction to Web search revenues generated from Microsoft.

Sales and Marketing

      Our sales strategy is to pursue increased Web search query volume by adding OEM customers and fostering the growth of existing relationships. We currently maintain a small, direct sales force based in the US and Europe. This sales force focuses on portals and other destination sites.

      Our strategy also includes expanding our paid inclusion programs. A small, direct sales force works with large content providers that are interested in adding content to our index of Web data. We also have an expansive array of resellers that sell access to our Web search index. The resellers are provided a discount on paid inclusion fees and, in exchange, provide most customer support, billing and administrative services for the customers that they aggregate.

      Our software product lines included a large direct sales force to penetrate various targeted market segments through multiple indirect distribution channels. We conducted a variety of programs worldwide to stimulate market demand for our software products, including public relations activities, advertising, trade shows and collateral development. These programs were focused on our target markets and were designed to create awareness and generate sales leads. With the scale down of our content networking products group in July 2002 and the sale of our enterprise search group in December 2002, our direct sales force for software products has been largely eliminated.

Customer Service and Support

      We believe that a high level of customer service and support is critical to the successful marketing, sale, and deployment of our products. Web search customer support is integrated into our technical, development and management organizations.

      For our software products, we developed a comprehensive service and support organization to manage our service provider customer accounts and enterprise customers. We provide a base level of technical support to our customers through support agreements. In November 2002, we signed an agreement with Satyam Computer Services Ltd. to assign and, in some cases, subcontract the support for remaining content networking software customers. Satyam Computer Services is a provider of professional services employees in offices worldwide. Satyam Computer Services is expected to take over most support obligations beginning in January 2003. In exchange, we pay Satyam Computer Services a one-time fee, provide initial training and transfer certain computer infrastructure components to allow for customer support. In December 2002 we completed the sale of our Enterprise Search Division to Verity, Inc. (see Note 19 to the Financial Statements) and the related support obligations were assumed by Verity, Inc.

Research and Development

      We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional services incorporating that technology, and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves all functional groups and all levels within Inktomi and is designed to provide the framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market successfully. In addition, we have actively recruited and hired key computer scientists, engineers and software developers with expertise and degrees in the areas of massively parallel computing, mathematics, and computer science. Through this mix of personnel, we strive to create and maintain an environment of rapid innovation and product development.

      Our current research and development efforts are focused on adding features and functionality directed to derive additional revenue from our Web search services. We are also focused on continuing to improve the relevance of our Web search service results and the size and freshness of our Web search index. Our research and development expenses totaled $51.3 million, $77.9 million and $59.7 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Competition

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

      Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their offerings with other services in a manner that may discourage users from purchasing services offered by us. Also, current and potential competitors have or may have greater name recognition, more extensive customer bases and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share.

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

      In August, 2001, an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We subsequently filed a response denying the allegations and asserting a number of defenses. We believe these claims are without merit and we intend to vigorously defend against them.

      In October 2002, a complaint was served by Teknowledge Corporation in the United States District Court for Delaware against Inktomi, Akamai Technologies, Inc. and Cable & Wireless Services, Inc. The plaintiff alleges that Inktomi products, including Traffic Server, infringe a patent owned by the plaintiff. The complaint seeks compensatory and other damages and injunctive relief. In November 2002, the judge assigned to the case in Delaware transferred jurisdiction of the case to the Northern District of California. Inktomi intends to vigorously defend the against the allegations made by plaintiff.

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

Employees

      We had 405 full-time employees as of September 30, 2002. In October 2002, we announced a restructuring that resulted in the elimination of 85 full-time employee positions. With the sale of our enterprise search product line in November 2002, we further reduced our size to approximately 200 people. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Current Developments

      On December 22, 2002, we entered into a definitive merger agreement with Yahoo! Inc. Under the agreement, a newly incorporated wholly-owned subsidiary of Yahoo! will merge with and into Inktomi, with Inktomi remaining as the surviving legal entity and a wholly-owned subsidiary of Yahoo! Under the terms of the merger agreement, upon completion of the merger, Yahoo! will pay to Inktomi’s stockholders $1.65 per share of Inktomi common stock outstanding and will assume any outstanding options to purchase Inktomi common stock.

      The merger is subject to a number of conditions including, among others, approval of Inktomi’s stockholders and certain regulatory approvals and clearances, including under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. We currently expect the merger to be completed in the quarter ending March 31, 2003. There can be no assurance that the merger will be consummated. In the event that the proposed merger fails to close, under certain circumstances we will be required to pay Yahoo! a termination fee of $11.2 million.

Item 2.     Properties

      Our corporate headquarters consist of approximately 130,000 square feet of office space in Foster City, California. In June 2000, we entered into a synthetic lease agreement for this facility and another building on the property totaling approximately 260,000 square feet. This operating lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing pursuant to which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to Inktomi as leasee. Immediately prior to the closing of the synthetic lease, the agreement was assigned to a third-party lessor under the terms of this synthetic lease finance structure. On August 28, 2002, through the execution of a Termination and Release Agreement, we exercised the purchase option under the synthetic lease and title for the facilities was transferred to Inktomi. In December 2002, we sold the property for proceeds of $41.6 million and leased back the portion we now occupy, which is approximately 130,000 square feet. The lease is for a period of five years renewable at our election for three successive five year periods. The lease may also be terminated at our election after two years in exchange for a fee. Aggregate payments to be made under the lease are approximately $9.8 million over the lease term ending December 19, 2007, net of costs.

      In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings in Foster City, California, known as Parkside Towers. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and were to continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease were approximately $324.4 million over the lease term ending October 31, 2016. In September 2002, we executed a Lease Termination Agreement with the landlords of this facility. The total cost of the lease termination, including cash and non-cash items, was approximately $54 million.

      In addition, we have sales and development offices, many of which we have abandoned, in several locations: Herndon (Virginia), London, Tokyo, San Francisco, Needham (Massachusetts), Redwood Shores (California), Carlsbad (California), Downers Grove (Illinois) and San Mateo. The Herndon, Virginia lease covers approximately 25,000 square feet and expires in July 2005. The London lease covers approximately 17,500 square feet and expires in September 2015. The Tokyo lease covers approximately 7,000 square feet and expires in March 2003. The San Francisco lease covers approximately 30,000 square feet of office space and expires in December 2002 and July 2004. The Needham, Massachusetts lease covers approximately 15,000 square feet and expires in July 2003. The Redwood Shores lease covers approximately 30,700 square feet of office space and expires in 2010. The Carlsbad (California) lease covers approximately 9,000 square feet of office space and expires in 2005. The Downers Grove (Illinois) lease covers 5,346 square feet of office space and expires in 2005. The San Mateo lease covers 48,666 square feet of office space and expires in 2003.

Item 3.     Legal Proceedings

      In August, 2001, an amended complaint was filed by Network Caching Technology, L.L.C. in the United States District Court for the Northern District of California against Inktomi as well as other providers of caching technologies including Novell, Inc., Akamai Technologies, Inc., Volera, Inc., and Cacheflow, Inc. Plaintiff alleges that certain products marketed by Inktomi and the other defendants violate one or more patents owned by plaintiff. The complaint seeks compensatory and other damages and injunctive relief. We subsequently filed a response denying the allegations and asserting a number of defenses. We believe these claims are without merit and we intend to vigorously defend against them.

      In October 2002, a complaint was served by Teknowledge Corporation in the United States District Court for Delaware against Inktomi, Akamai Technologies, Inc. and Cable & Wireless Services, Inc. The plaintiff alleges that Inktomi products, including Traffic Server, infringe a patent owned by the plaintiff. The complaint seeks compensatory and other damages and injunctive relief. In November 2002, the Judge assigned to the case in Delaware transferred jurisdiction of the case to the Northern District of California. Inktomi intends to vigorously defend the against the allegations made by the plaintiff.

      Other than as described above, we are not involved in any legal proceedings at this time that our management currently believes would be material to our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock is quoted on the NASDAQ National Market under the symbol “INKT”. The following table shows the high and low daily closing sale prices per share of our Common Stock as reported on the NASDAQ National Market for the periods indicated:

	High	Low

Fiscal 2001:
First Quarter	108.94	17.88
Second Quarter	18.63	5.74
Third Quarter	10.96	2.79
Fourth Quarter	9.17	2.25
Fiscal 2002:
First Quarter	7.71	2.70
Second Quarter	7.31	3.45
Third Quarter	3.82	0.78
Fourth Quarter	1.06	0.25
Fiscal 2003:
First Quarter (through November 30, 2002)	1.64	0.26

      As of November 30, 2002, there were approximately 1,370 holders of our Common Stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	For the Year Ended September 30,

	2002(a)	2001(b)	2000	1999	1998

	(In thousands, except per share data)
Total revenues	$112,705	$198,562	$224,217	$73,503	$21,355
Operating loss	(506,639)	(239,989)	(42,465)	(37,619)	(30,428)
Net loss	(500,795)	(296,482)	(27,340)	(33,028)	(29,915)
Basic and diluted net loss per share	(3.51)	(2.36)	(0.24)	(0.32)	(0.38)
Weighted average shares outstanding used in calculating basic and diluted net loss per share	142,693	125,608	113,030	102,033	79,252

(a)	Fiscal 2002 includes: $202.6 million impairment charge related to goodwill and other intangibles; $80.0 million charges related to our Parkside lease restructuring and termination; and $103.0 million charge for impairment of property, plant and equipment.

(b)	Fiscal 2001 includes: $44.9 million impairment charge related to goodwill and other intangibles; $19.5 million in acquisition related costs; and a $65.9 million charge for impairment of investments.

CONSOLIDATED BALANCE SHEETS DATA

	September 30,

	2002	2001	2000	1999	1998

	(In thousands)
Cash and cash equivalents and short-term investments	$45,407	$84,513	$218,511	$304,214	$54,711
Long term restricted cash	—	128,957	119,616	—	—
Investments in equity securities	331	1,381	117,898	8,180	—
Working capital	(36,377)	7,672	165,328	298,764	40,949
Total assets	145,216	583,123	919,256	385,337	78,946
Debt and capital lease obligations, less current portion	216	5,649	3,748	8,293	9,074
Total stockholders’ equity	46,634	471,981	803,062	343,867	50,184

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

Overview

      Prior to July 2002, our business was focused around three main product and service offerings: (i) Web search services, comprised of customizable solutions that offer portals and destination sites the ability to serve differentiated, highly relevant search results to their end users and our paid inclusion services, which provide content publishers greater access to end users through portal and destination site customers of our search engine services, (ii) content networking products, comprised of a portfolio of software products designed to address the content and information management and distribution requirements of large enterprises, and (iii) enterprise search, comprised of software products designed to enable an enterprise to both crawl and index content within its private intranet and to make this information searchable by its employees and to crawl and index content on a public Internet site and to make this information searchable by customers, prospects and other visitors.

      In recent periods, the business climate in general and the service provider market in particular, has experienced dramatic declines. This has adversely impacted our ability to generate revenues and achieve positive earnings. Since April 2001, we have undertaken a number of restructurings, particularly workforce reductions and real estate consolidations, to react to market conditions, reducing expenses through strong cost cutting measures, consolidating operations and undertaking work force reductions. In July 2002, our work force reductions were particularly significant in our content networking group, which has historically generated revenues from the now struggling service provider market. In addition to the workforce reductions, we also significantly reduced the resources devoted to this business. Further, in November 2002, we signed an agreement with Satyam Computer Services Ltd. to assign and, in some cases, subcontract the support for our remaining content networking software customers. Satyam is a provider of professional services employees in offices worldwide. Satyam is expected to take over most support obligations beginning in January 2003. In exchange, we pay Satyam a one-time fee, provide initial training and transfer of certain computer infrastructure components to allow for customer support. The cost of the agreement is approximately $1.0 million which will be recognized over the remaining life of existing customer support contracts. We expect revenues and expenses for our content networking product line to eventually decline to zero in fiscal 2003.

      Further, in December 2002, we consummated the divestiture of our Enterprise Search division to Verity Inc. in a transaction accounted for as a sale of assets. As part of the sale, Inktomi received $22 million in cash, with an additional $3 million to be paid within 18 months of the closing of this asset sale, subject to certain conditions.

      As a result of these restructurings, our current business is focused primarily on providing World Wide Web search services for Internet portal and search destination sites. Inktomi Web Search provides a customizable, private label solution that offers portals and destination sites the ability to serve differentiated, highly relevant search results. Inktomi Web Search, through its paid inclusion services, also provides content publishers greater access to end users through portal and destination site customers of our search engine services.

      Web search services revenues are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, database inclusion fees, maintenance fees and search service hosting fees.

      General services fees and per-query search fees are based, and recognized, on the query volume in the period or the minimum payments of the respective contract. Database inclusion fees are generated from customers who pay on a click-through basis and customers who pay a flat rate per universal resource locator (“URL”) to be included in the Inktomi database. Fees based on click-throughs are recognized based on the activity for that period. Fees based on a flat rate per URL are recognized ratably over the term of the contract. Maintenance fees and search services hosting fees are recognized ratably over the term of the contract. For all Web search services, revenue is recognized when persuasive evidence of an arrangement exists, the services have been delivered, performance obligations have been satisfied, no refund obligations exist and collection is reasonably assured.

      Licenses revenues are composed of license and upgrade fees in connection with our software products, which includes our content networking products and our enterprise search products. Our content networking products include our Traffic Server network cache platform, our Content Delivery Suite software solutions, our Media Products, Traffic Core, Traffic Edge, Traffic Controller, Inktomi Media Publisher, and Personal Edge. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met. License fees for our enterprise search products were typically based on the number of documents that can be indexed and searched by a customer.

      Maintenance service revenues are generated through maintenance fees related to our software products. Maintenance service fees are recognized ratably over the term of the maintenance agreement.

      Other services revenues are composed of revenues generated through consulting and, for some historical periods, through fees generated from our Commerce Engine. Consulting fees are recognized ratably over the service period as the services are performed. We completed the sale of our Commerce Division in March 2001 and therefore, services revenues for year ended September 30, 2002 consisted of only consulting and support fees. Our contracts for the Commerce Engine provided for payments consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees, and advertising revenues and general service fees from Internet portals and other Web site customers.

      In October 1999, we acquired WebSpective Software, Inc., a developer of software solutions for content and application distribution, delivery and management, in a transaction accounted for as a pooling of interests.

      In July 2000, we acquired Ultraseek, Inc., a provider of scalable and customizable search and navigation software solutions, in a transaction accounted for under the purchase method of accounting.

      In October 2000, we acquired FastForward Networks, Inc., a developer of software solutions for efficiently enabling streaming media over networks, in a transaction accounted for as a pooling of interests.

      In December 2000, we acquired various business assets of Adero, Inc. relating to billing, settlement and traffic reporting and licensed other related technologies, in a transaction accounted for under the purchase method of accounting.

      In March 2001, we consummated the divestiture of our Commerce Division to e-centives, Inc. in a transaction accounted for as a sale of assets.

      In June 2001, we acquired eScene Networks, Inc., a developer of advanced streaming media applications and services, in a transaction accounted for under the purchase method of accounting.

      In August 2002, we acquired Quiver Inc., a developer of information categorization and taxonomy solutions, in a transaction accounted for under the purchase method of accounting.

Critical Accounting Policies

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, impairment of long-lived assets, allowance for doubtful accounts and contingent liabilities related to lease obligation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies may involve a higher degree of judgment and complexity.

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

      License fees for our enterprise search products are typically based on the number of documents that can be indexed and searched by a customer. We recognize revenues from software licenses when the licensed product is delivered, collection is reasonably assured, the fee for each element of the transaction is fixed or determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to any undelivered elements of the arrangement.

      We estimate whether collection is reasonably assured based on our knowledge of the customers payment history with us and other sources that may include use of third-party credit rating agencies. Actual collection of amounts from customers will depend on customer specific circumstances and therefore amounts, which we have determined that collection is assured, may ultimately not be collected.

      We estimate whether fees are fixed and determinable based on contractual terms of the arrangement. We generally do not offer rights of refund or acceptance provisions. We do not record revenue until the lapse of these provisions, if provided. We assess whether there is sufficient history of collection for any payment terms provided to customers which are longer than what we provide the majority of our customers. We recognize revenue when amounts become due for any amounts considered to be extended payments.

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

      We assess numerous factors of services provided with licenses sold in order to determine whether they are essential to the functionality of the software including, but not limited to, our history of providing similar services, whether other vendors can provide similar services, whether core software is being changed and whether customer collection of license fees are contingent upon completion of services. Our assessment of these factors is based on our knowledge of the service market, the software functionality which the customer is purchasing and the contractual terms of the arrangement.

      Revenue on upgrade rights is recognized ratably over the term of the agreement and included in licenses revenue.

Web search services

      Web search services revenues are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, database inclusion fees, maintenance fees and search service hosting fees. General services fees and per-query search fees are based, and recognized, on the query volume in the period or the minimum payments of the respective contract. Database inclusion fees are generated from customers who pay on a click-through basis, in some cases also acquiring a customer’s product, and customers who pay a flat rate per page to be included in the Inktomi database. Fees based on click-throughs are recognized based on the activity for that period. Fees based on a flat rate per universal resource locator (URL) are recognized ratably over the term of the contract. Maintenance fees and search services hosting fees are recognized ratably over the term of the contract.

      For all Web search services, revenue is recognized when persuasive evidence of an arrangement exists, the services have been delivered, performance obligations have been satisfied, no refund obligations exist and collection is reasonably assured.

Maintenance services

      Maintenance services revenues are generated through the sale of support services in connection with initial license sales and renewals of support services after the initial service period. Support services generally have a term of one-year and are recognized over the term of the support agreement.

Other services

      Other Services revenues are composed of revenues generated through consulting services and commerce revenues, prior to the divestiture of our Commerce Division in March 2001 (see Note 2 to the Financial Statements). Consulting fees are recognized as the services are performed or upon customer acceptance. In instances where the criteria for recognizing license revenues separate from the consulting or implementation revenues have not been met, both the licenses and consulting fees, excluding the maintenance and support elements, are recognized using contract accounting. When management can make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting fees is recognized on a percentage-of-completion based on labor hours incurred compared to total estimated hours. When management cannot make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting is deferred until the consulting services are completed. We classify revenue from these arrangements as licenses and services revenues, respectively, based upon the vendor-specific objective evidence of each element.

Impairment of Long-Lived Assets

      We review our long-lived assets, including property, plant and equipment, goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Events or changes in circumstances that we consider as impairment indicators include, but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for our overall business;

•	a significant decrease in the market price of a long-lived asset;

•	significant adverse economic and industry trends;

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life;

•	significant decline in our stock price for a sustained period; and

•	our net book value relative to our market capitalization.

      Estimates of cash flows related to sublease income and other real estate estimates are based on historical and current information obtained from commercial real estate brokers. This information requires significant judgment and may change in the future.

      When we determine that the carrying amount of the long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We use established valuation techniques which rely on these estimates of cash flows which are developed based on our understanding of the underlying cash flows expected from the long-lived asset.

      At June 30, 2002, due primarily to the sustained decrease in our market value as well as other factors, we recorded a charge of $200.9 million in addition to the quarterly amortization of $16.7 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill which was created from our purchase of Ultraseek, Inc. See Note 12 to the Financial Statements for further information. Effective October 1, 2002, we will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires, among other things, that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In addition, the standard includes provisions upon adoption for assessing the impairment of goodwill at the reporting unit level as compared to the enterprise level under the current rules. We will adopt SFAS 142 as of October 1, 2002 and expect to complete the initial review during our second fiscal quarter ending March 31, 2003.

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We will adopt SFAS 144 as of October 1, 2002 and do not expect that the implementation will have a significant effect on our financial statements, except for our expected discontinued operations treatment of the sale of our enterprise search division to Verity, Inc. (see Note 19 to the Financial Statements).

Restructurings

      We monitor our organizational structure and associated operating expenses periodically. Depending on events and circumstances we may decide to restructure our business to reduce operating costs which may include terminating employees, abandoning lease space and incurring other exit costs. We accrue for the restructuring costs when all of the following occur: (1) management commits to the restructuring plan, (2) the termination benefits are communicated to employees subject to termination or other exit costs are estimated in detail, (3) the plan of termination identifies the number of employees, classification and location, and (4) the period of time to complete the restructuring indicates that significant changes are not likely.

      Any resulting restructuring accrual includes numerous estimates made by management. Estimates of exit costs are developed based on our knowledge of the activity being effected and existing commitments and the cost to exit those commitments. Lease abandonment estimates include estimates of sublease income which are based on historical and current information often obtained from commercial real estate brokers. This information requires significant judgment and may change in the future, which may impact the restructuring accrual. For instance, subsequent to an accrual of lease abandonment we may negotiate a lease termination payment with the landlord which is different than the initial accrual. We monitor our initial estimates periodically and will record an adjustment for any significant changes in estimates.

      In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We will adopt FSAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

Recently Issued Accounting Pronouncements

      In November 2001, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. We implemented EITF 01-09 during the fiscal year ended September 30, 2002. The adoption of EITF 01-09 did not have a significant impact on the financial position or results of operations for the fiscal 2001 and 2000.

      In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The impairment review required under SFAS 142 will involve a two-step process as follows:

•	Step 1 — we will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

      We will adopt SFAS 142 as of October 1, 2002 and expect to complete the initial review during our second quarter ending March 31, 2003.

      In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We will adopt SFAS 144 as of October 1, 2002 and do not expect that the implementation will have a significant effect on our financial statements, except for our expected discontinued operations treatment of the sale of our enterprise search division to Verity, Inc. (see Note 19 to the Financial Statements).

      In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We are currently assessing what the impact of the guidance would have on our financial statements.

      In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for us would be the quarter ending September 30, 2003. We are currently assessing what the impact of the guidance would have on our financial statements.

Results of Operations

      The following table sets forth our results of operations expressed as a percentage of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	For the Year Ended September 30,

	2002	2001	2000

Revenues
Licenses	37%	54%	61%
Web search services	42%	26%	23%
Maintenance services	15%	11%	6%
Other services	6%	9%	10%

Total revenues	100%	100%	100%
Cost of revenues
Licenses	3%	4%	3%
Web search services	13%	12%	10%
Maintenance services	4%	3%	2%
Other services	5%	6%	4%

Total cost of revenues	25%	25%	19%
Gross Profit	75%	75%	81%
Operating expenses
Sales and marketing	61%	70%	54%
Research and development	46%	40%	27%
General and administrative	13%	12%	9%
Amortization of intangibles and other assets	44%	35%	6%
Impairment of intangibles and other assets	180%	23%	—
Restructuring	18%	6%	—
Parkside lease restructuring and termination	71%	—	—
Impairment of building, property and equipment	91%	—	—
Purchased in-process research and development	—	—	2%
Acquisition-related costs	—	10%	2%

Total operating expenses	524%	196%	100%
Operating loss	(450)%	(121)%	(19)%
Impairment of investments	—	(33)	—
Other income, net	6%	5%	8%

Pretax loss	(444)%	(149)%	(11)%
Income tax provision	(1)%	—	(1)%

Net loss	(445)%	(149)%	(12)%

Fiscal Years Ended September 30, 2002 and 2001

Revenues

      Revenues totaled $112.7 million in fiscal 2002, a decrease of $85.9 million or 43% from revenues of $198.6 million in fiscal 2001. All of our business experienced declines in revenue, however most of the decline is attributable to decreased license sales in our software products. For fiscal 2002, one customer, America Online (AOL) represented 22% of total revenues, while no single customer represented over 10% of total revenues in fiscal 2001. For fiscal 2002, AOL represented 33.2% of total license revenues, 13.9% of total services revenues and 17.5% of total Web search services revenues. For fiscal 2002, Microsoft represented 20.8% of total Web search services revenues. For fiscal 2001, AOL represented 6.7% of total license revenues, 6.0% of total services revenues and 15.5% of total Web search services revenues. For fiscal 2001, Microsoft represented 23.1% of total Web search services revenues.

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

      License revenues totaled $41.2 million in fiscal 2002, representing a decrease of $65.5 million or 61% from license revenues of $106.7 million in fiscal 2001. The decrease was primarily due to lower demand for our content networking products across all market segments. As a result of this continued decline in demand, we announced in July 2002 a restructuring in which we decided to focus our efforts on the Web search services and enterprise search software markets and to reduce our investment in our content networking products group while continuing to maintain support for our content networking software customers and partners. Subsequently in November 2002, we also announced that we had entered into an agreement with Verity Inc. under which Verity will purchase our enterprise search software business. The transaction was consummated in December 2002. As a result, we expect license revenues to continue to decline to insignificant amounts going forward. We recognized $12.4 million, $18.7 million and $2.7 million of Enterprise Search license revenues in fiscal years 2002, 2001 and 2000, respectively.

      Web search services revenues totaled $47.1 million in fiscal 2002, representing a decrease of $4.2 million or 8% from Web search services revenues of $51.3 million in fiscal 2001. The decrease was primarily due to weakness in our traditional Web search services, which decreased $20.6 million in fiscal 2002, the result of many smaller or poorly funded companies not being able raise sufficient funds to continue to purchase our services. This decrease in our traditional Web search services was partially offset by the growth of our paid inclusion fee services of $16.4 million or 544% in fiscal 2002 as compared to fiscal 2001. Also, upon expiration in August 2002, AOL, one of our major portal customers, did not renew their Web search services agreement. We expect that this will significantly decrease our traditional Web search business revenues in fiscal 2003. In the future, we expect revenues from paid inclusion fee business to continue to become a greater percentage of our total Web search services revenues. Also going forward, we expect Microsoft, another major portal customer, to contribute a majority of web search service and total company revenues. Web search revenues from Microsoft totaled $9.8 million in fiscal year 2002 representing 20.8% of total Web search revenue for this period. Query volume from Microsoft’s MSN Network were also indirectly responsible for $12.7 million of paid inclusion revenue in fiscal year 2002. Total revenue, direct and indirect, generated through Microsoft’s MSN Network was $22.5 million in fiscal year 2002.

      Maintenance services revenues totaled $18.3 million in fiscal 2002, representing a decrease of $3.4 million or 16% over maintenance services revenues of $21.7 million in fiscal 2001. The decrease was primarily the result of a decline in our content networking support revenues of $6.1 million, offset by growth in our enterprise search support revenues of $2.7 million. Our emphasis on Web search markets will reduce future services revenues as current maintenance agreements expire. At September 30, 2002, deferred maintenance revenue was $9.9 million, the majority of which we expect to be recognized or sold over our 2003 fiscal year.

      Other services revenues totaled $6.1 million in fiscal 2002, representing a decrease of $12.7 million or 68% over services revenues of $18.9 million in fiscal 2001. The decrease was the result of a decline in our consulting revenues of $5.8 million and a decline in our Commerce Division revenues of $7.0 million (which we sold in March 2001). We expect other services revenue to be insignificant going forward.

      During fiscal 2002 and 2001, we recognized revenues of approximately $4.5 million and $29.5 million, respectively, on contracts, development, and licensing arrangements with customers in which we were equity shareholders at September 30, 2002 and 2001, respectively. Prices and fees on these contracts and arrangements were comparable to those given to other similarly situated customers.

Cost of Revenues

      Cost of revenues totaled $28.5 million in fiscal 2002, representing a decrease of $20.7 million or 42% from cost of revenues of $49.2 million in fiscal 2001.

      Licenses cost of revenues generally consists of royalties or license fees associated with licensed technologies used in our software applications. License cost of revenues were $3.6 million in fiscal 2002, representing a decrease of $2.7 million or 43% from licenses cost of revenues of $6.3 million in fiscal 2001. The decrease in license cost of revenues was due primarily to decreased license sales in fiscal 2002. Licenses cost of revenues does not necessarily fluctuate proportionately with licenses revenue due to guaranteed minimum royalty obligations we have with certain licensed technologies.

      Web search cost of revenues generally consist of expenses related to the operation of our Web search business, primarily depreciation, and network and hosting charges as well as licensed technology fees. Web search services cost of revenues were $15.3 million in fiscal 2002, representing a decrease of $9.4 million or 38% from Web search services cost of revenues of $24.7 million in fiscal 2001. The decrease was primarily the result of decreased network and hosting costs of $5.4 million and decreased depreciation of $2.5 million.

      Maintenance services cost of revenues generally consists of expenses associated with our technical support department. Maintenance services cost of revenues were $4.2 million in fiscal 2002, representing a decrease of $1.7 million or 29% from services cost of revenues of $5.9 million in fiscal 2001. The decrease was primarily due to reduced headcount in our technical support department.

      Other services cost of revenues generally consists of expenses associated with our consulting services as well as depreciation and network and hosting charges associated with the operation of our former Commerce business. Other services cost of revenues were $5.5 million in fiscal 2002, representing a decrease of $6.9 million or 56% from services cost of revenues of $12.3 million in fiscal 2001. The decrease was primarily the result of decreased consulting services expenses of $4.9 million and decreased Commerce related expenses of $3.2 million.

Expenses

      Operating expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of goodwill and other intangibles, impairment of goodwill and other intangibles, impairment of intangibles and other assets, restructuring costs, lease termination costs, impairment of fixed assets, purchased in-process research and development, and acquisition-related costs. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs.

      In connection with stock option grants and our business acquisitions, certain options granted have been considered to be compensatory. Compensation associated with such options was $5.1 million in fiscal 2002, representing a decrease of $0.5 million or 8% as compared to fiscal 2001. The decrease is a result of a decreased number of employees in fiscal 2002. As of September 30, 2002, we had unamortized deferred compensation of $2.0 million, which will be charged to operations as the underlying options vest.

      Over the next fiscal year, expenses are expected to decrease due to our workforce reductions, lease terminations, fixed assets impairments and our narrower business focus on Web search products and services.

Sales and Marketing Expenses

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $68.9 million in fiscal 2002, a decrease of $70.2 million or 50% over fiscal 2001. Of the $70.2 million decrease, approximately $41.6 million was due to reduced sales and marketing headcount, $8.7 million resulted from lower commissions on reduced sales, $8.5 million resulted from reduced marketing programs, $8.1 million resulted from reduced bad debt expense and $3.3 million resulted from miscellaneous other savings. The reduction in bad debt expense in fiscal 2002 was the result of improved collections, a change in the remaining revenue mix and lower revenue.

Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses were $51.3 million in fiscal 2002, a decrease of $26.6 million or 34% over fiscal 2001. This decrease was primarily due to decreased headcount in fiscal 2002 as a result of the restructurings highlighted in Note 13 to the Financial Statements. Our current research and development efforts are focused on adding features and functionality directed to derive additional revenue from our Web search services. We are also focused on continuing to improve the relevance of our Web search service results and the size and freshness of our Web search index.

General and Administrative Expenses

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, purchasing, human resources, facilities and legal. General and administrative expenses totaled $15.0 million in fiscal 2002, representing a decrease of $9.6 million or 39% over fiscal 2001. Of the $9.6 million decrease, approximately $2.6 million was due to reduced bad debt expense, $2.2 million from reduced general and administrative headcount, $2.0 million from reduced outside consulting expense, $1.3 million from reduced facilities expense, $1.1 million due to reduced depreciation expense, and $0.4 million to other miscellaneous expenses. The reduction in bad debt expense in fiscal 2002 was the result of improved collections, a change in the remaining revenue mix and lower revenue.

Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and other intangibles primarily relates to amortization of goodwill acquired through our purchase acquisitions of Ultraseek Corporation and eScene, and through our asset purchase from Adero. Amortization of intangibles and other assets totaled $50.2 million in fiscal 2002, a decrease of $20.2 million or 29% from $70.4 million in fiscal 2001. The decrease was primarily due to our impairment of Ultraseek goodwill in the quarter ended June 30, 2002.

Impairment of Goodwill and Other Intangibles

      During fiscal 2002 we recorded $202.6 million in charges to reflect the impairment of goodwill and other intangibles, compared to $44.9 million in fiscal 2001.

      On June 30, 2002, we recorded a charge of $200.9 million to reflect the impairment of goodwill and other intangibles created from the purchase of Ultraseek ($192.4 million) and eScene ($8.5 million). In fiscal 2000, we integrated Ultraseek’s product offerings and operations into our entire organization and, therefore, the associated goodwill from this purchase transaction was accounted for as enterprise goodwill. In the quarter ended June 30, 2002, we experienced a sustained decline in our market capitalization to amounts well below our net book value. In addition, other factors occurred in the quarter ended June 30, 2002 that led us to assess whether an enterprise goodwill impairment charge was appropriate. In particular, America Online, one of our largest customers announced in April 2002, that it would not renew its web search contract with us upon expiration in August 2002. In addition, we were experiencing continued negative cash flows during the third quarter ended June 30, 2002. These factors affected our overall enterprise value leading to further decreases in the market capitalization. Because of these factors we conducted an enterprise goodwill impairment analysis and recorded a charge at June 30, 2002 related to the goodwill created from the purchase of Ultraseek and eScene.

      In December 2001, we evaluated the remaining intangible assets associated with our asset purchase from Adero and recorded a $1.8 million charge to write-off the remaining net book value as there will be no further revenue streams related to these assets.

      During fiscal 2001, we recorded a non-cash charge of $44.9 million to reflect the impairment of goodwill and other intangibles, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero. Our private equity investment in AirFlash was determined to be impaired due to continuing sustained operating losses and no success by AirFlash of obtaining additional funding. No cash flows were anticipated from our investment in AirFlash therefore the associated goodwill was fully impaired. Our goodwill related to the assets acquired from Adero was determined to be impaired as we licensed the remaining technology to a third party during 2001 and estimated discounted cashflows were below the carrying value of the goodwill. An impairment charge was recorded to adjust the carrying value of the Adero goodwill down to the estimated fair value, which was based on the estimated discounted cash flows.

Restructuring Costs

Fiscal 2002

      For fiscal 2002, we accrued $19.9 million for restructuring. At September 30, 2002, $7.4 million for restructuring remained outstanding as an accrued liability on our balance sheet.

Fiscal 2002 Fourth Quarter Restructuring:

      In July 2002, we announced plans to focus our business on web search and enterprise retrieval markets. As a result, we significantly scaled back the content networking products group and related corporate infrastructure and eliminated 290 positions and closed several sales offices around the world. As a result of this restructuring, we incurred a charge of $15.4 million made up of $11.9 million of severance and related expenses and $3.5 million in costs associated with office consolidations. Approximately $8.3 million of the charge was paid in the quarter ended September 30, 2002 and the remainder will be paid over the next twelve months.

      As a result of the restructuring, we expected to reduce compensation related expenses by approximately $10.0 million per quarter. We also expected to reduce facility related operating expenses in the amount of $0.7 million for the quarter ended December 31, 2002 and $0.3 million per quarter thereafter, through the end of the lease term which will be through the end of fiscal 2003. In the remaining portion of fiscal 2002, we realized the expected benefits of these restructuring efforts.

Fiscal 2002 Third Quarter Restructuring:

      In April 2002, we completed a restructuring and a workforce reduction of approximately 50 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.2 million. During the quarter ended September 30, 2002, a $0.3 million adjustment was made to reduce the charge for severance and related expenses. As of September 30, 2002, approximately $0.3 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet. The remaining payments will be made over the next six months.

      As a result of the restructuring, we expected to reduce compensation related expenses by approximately $1.6 million per quarter. We also expected to reduce facility related operating expenses in the amount of $0.3 million per quarter through the end of the remaining lease term. In the remaining portion of fiscal 2002, we realized the expected benefits of these restructuring efforts.

Fiscal 2002 First Quarter Restructuring:

      In the quarter ended December 31, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.7 million. As of September 30, 2002, none of this restructuring accrual remained outstanding as an accrued liability on our balance sheet.

      As a result of the restructuring we expected to reduce compensation related expenses of approximately $3.3 million per quarter. We also expected to reduce facility related operating expenses through the end of the related lease term and depreciation, through the end of the related useful lives, in the respective amounts of $0.2 million and $0.1 million per quarter. In the remaining portion of fiscal 2002, we realized the expected benefits from this restructuring effort.

Fiscal 2001

      For fiscal 2001, we accrued $11.6 million for restructuring charges. At September 30, 2002, $1.1 million for restructuring remained outstanding as an accrued liability on our balance sheet.

Fiscal 2001 Fourth Quarter Restructuring:

      In the quarter ended September 30, 2001, we instituted a restructuring and a workforce reduction of approximately 35 employees to reduce our operating expenses. The reduction in workforce primarily affected our employees working on wireless related products. As a result of this restructuring, we incurred a charge of approximately $6.6 million in the quarter ended September 30, 2001. This charge included costs associated with underutilized space and office consolidations related primarily to approximately eight sales offices in North America and the United Kingdom. During the quarter ended September 30, 2002, a $0.2 million adjustment was made to reduce the charge for severance and related expenses. As of September 30, 2002, approximately $1.1 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet, which will be paid over the next twelve months.

      As a result of the restructuring we expected to reduce compensation related expenses of approximately $1.7 million per quarter. We also expected to reduce facility related operating expenses in the amount of $1.7 million for the quarter ended December 31, 2001 and $0.5 million per quarter thereafter, through the end of the lease terms which are through fiscal 2003. We realized the expected benefits from this restructuring effort.

Fiscal 2001 Third Quarter Restructuring:

      In the quarter ended June 30, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. Included in the restructuring charge was $0.6 million for professional fees related primarily to job consultation services for displaced employees. As a result of this workforce reduction, we incurred a charge of $5.0 million. As of September 30, 2002, no amount remained outstanding as an accrued liability on our balance sheet.

      As a result of the restructuring we expected to reduce compensation related expenses of approximately $6.9 million per quarter. We realized the expected benefits from this restructuring effort.

Parkside Lease Restructuring and Termination

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

      In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we recorded a lease termination charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space described above. Of the $74.6 million charge, $62.3 related to the expected loss on future subleases and $12.3 related to asset write-offs. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by commercial real estate brokers (see Note 14 to the Financial Statements for further detail).

      On September 5, 2002, we executed a Lease Termination Agreement providing for the termination of Parkside Towers. In exchange for the termination of the lease, we agreed to pay the landlords certain consideration including the following: (i) immediate surrender of the cash security deposit of approximately $1.5 million, (ii) consent for the landlords to immediately draw on a letter of credit with Silicon Valley Bank in the amount of approximately $16.5 million, (iii) immediate cash payment of $12.0 million, a portion of which covered August rent and the pro-rated rent for the month of September through the effective date of the Lease Termination Agreement, (iv) issuance of a $21.5 million promissory note, including $0.2 million imputed interest, of which $5 million is payable on October 1, 2002 and $16.5 million is paid the earlier of the sale of the Bayside facilities or January 21, 2003, (v) payment of 50% of any amounts in excess of $50 million that Inktomi realize upon the sale of the Bayside facilities, (vi) issuance of five million shares of our common stock valued at $2.3 million, (vii) the transfer of two HVAC chillers, (viii) the relinquishment of Inktomi’s claim to undispursed portions of the landlords’ obligations to contribute funds for tenant improvements in the amount of $441,223, (ix) the granting of registration rights related to the 5 million shares of common stock issued to the Parkside landlords, and (x) the granting of deeds of trust for the Bayside facilities to the landlords to secure the $21.5 million promissory note.

      Total value of the lease termination, including cash and non-cash items, was $54.0 million. As a result, we recorded a charge of $5.4 million in the fiscal 2002 fourth quarter representing the cost in excess of the remaining lease restructuring accrual initially recorded in the quarter ended March 31, 2002.

      As part of the lease termination transaction, the landlords of the Parkside facility (and their affiliates) agreed, at Inktomi’s election, to purchase the Bayside facilities (see Note 11 to the Financial Statements) for $37.5 million. Inktomi’s right to require the landlords to purchase the Bayside facilities commenced on November 1, 2002 and ended on January 21, 2003. In December 2002, we sold the building to a third party for $41.5 million.

Impairment of Fixed Assets

Fiscal 2002

      In August 2000, we entered into an operating lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. This operating lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to Inktomi as lessee. Under the lease terms, we were required to pay lease payments for five years to the lessor. The payments were calculated based on a floating interest rate applied against a $114 million principal value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limited the liquidity of $119.6 million of our cash, which was classified as long-term on our balance sheet. During the term of the lease, we had a purchase option to buy the building for $114 million plus breakup fees or to extend the lease. If we elected not to purchase the building or extend the lease term, we had guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee).

      Due to the declining commercial real estate market in the Bay Area, we believed that it was probable at the end of the lease term in August 2005 that the market value of our Bayside corporate headquarters would be less than the $114 million residual value guarantee. Therefore, we accrued for this loss on a straight-line basis from April 1, 2002 to the end of the lease term. Accordingly, we had recorded $2.2 million in fiscal 2002 as the total estimated future probable loss amounted to $18.8 million. This loss was based on the difference between the residual value guarantee amount and the estimated value of our Bayside corporate headquarters at the end of the lease term determined through the use of estimated future sublease income provided by commercial real estate brokers.

      In August 2002, through the execution of a Termination and Release Agreement, we exercised the purchase option under our operating lease arrangement for the Bayside corporate headquarters and title for such facilities was transferred to Inktomi on such date. We paid $114 million to Deutsche Bank and its affiliates, the holders of the synthetic lease, for the purchase of the Bayside corporate headquarters.

      At the purchase date we valued the Bayside corporate headquarters at $44.8 million based on established valuation techniques. As a result of this valuation, we incurred a charge of $67.0 million in the quarter ended September 30, 2002. We also wrote down to zero the net book value of the Bayside leasehold improvements which totaled $15.5 million during the quarter ended September 30, 2002. In December 2002, we sold the Bayside property to a third party for $41.5 million, with the additional loss on the sale to be recorded in the quarter ending December 31, 2002.

      In September 2002, we incurred an additional $10.5 million non-cash asset impairment primarily related to computer equipment and furniture and fixtures held in use as the expected cash flows were less than the carrying value of these assets. Factors which triggered our assessment for impairment included continued negative cash flows from operations, continued operating losses and carrying values which exceeded market values. These assets were written down to their estimated fair value based on information obtained from recent sales of similar assets. After the asset write-offs, we expect depreciation expenses to reduce by $2.1 million per quarter beginning in the quarter following the impairment.

      Primarily as a result of our July 2002 restructuring (see Note 13 to the Financial Statements), we incurred an $8.7 million non-cash asset impairment related to abandoned assets of our Web search group and content networking products group.

      As a result of our December 2001 restructuring (see Note 13 to the Financial Statements), we incurred a $1.3 million asset impairment charge. The $1.3 million write-down represents computer equipment consisting of $0.5 million of abandoned assets in the London office that was downsized in the restructuring and $0.8 million of abandoned assets related to Content Bridge services that were discontinued as a product line in the quarter ended December 31, 2001.

Fiscal 2001

      As a result of our September 2001 restructuring (see Note 13 to the Financial Statements), we incurred a $0.7 million non-cash asset impairment charge.

      As a result of our June 2001 restructuring (see Note 13 to the Financial Statements), we incurred a $0.2 million non-cash asset impairment charge.

      During fiscal 2001, we recorded a non-cash charge of $44.9 million to reflect the impairment of goodwill and other intangibles, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero. Our private equity investment in AirFlash was determined to be impaired due to continuing sustained operating losses and no success by AirFlash of obtaining additional funding. No cash flows were anticipated from our investment in AirFlash therefore the associated goodwill was fully impaired. Our goodwill related to the assets acquired from Adero was determined to be impaired as we licensed the remaining technology to a third party during 2001 and estimated discounted cashflows were below the carrying value of the goodwill. An impairment charge was recorded to adjust the carrying value of the Adero goodwill down to the estimated fair value, which was based on the estimated discounted cash flows.

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

Acquisition-Related Costs

      As a result of our FastForward acquisition in October 2000 we recorded acquisition-related costs of $19.5 million in fiscal 2001, primarily for investment banking fees, accounting, legal and other professional expenses. As of September 30, 2002, no accrued liabilities relating to FastForward acquisition related costs remained outstanding.

Impairment of Investments

      In late 1999 and early 2000, we made numerous equity investments in both public and private companies for strategic purposes. Our approach was to invest in companies that were working to expand the markets that we believed to be strategically beneficial to us. Market conditions for technology companies began to deteriorate in late 2000 and this deterioration continued during the first half of 2001. During our quarter ended June 30, 2001, we determined that there was an other-than-temporary decline, or impairment, in value of most of our strategic investments in the amount of $65.9 million. The $65.9 million impairment charge consists of $39.7 million related to four public company investments and $26.2 million related to nine private company investments. We considered the prolonged decline in overall technology market conditions as well as factors such as liquidity and market acceptance on a company specific basis.

     Other Income, Net

      Other income, net generally includes interest on our cash and cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations and gains and losses on disposal of assets and sale of investments. Other income, net, also included $0.4 million of rent from other tenants in our Bayside corporate headquarters after the building was purchased in August 2002. Other income, net, totaled $6.6 million of income in fiscal 2002, a decrease of $3.7 million or 36% over fiscal 2001. The decrease in other income, net, was primarily due to a decrease in interest income of $10.6 million, offset by decreased realized losses on investments of $2.2 million, a $2.8 million gain relating principally to the settlement of accruals from previous one-time charges, and a $0.8 million reversal of an accrual related to our former Commerce division in fiscal 2002. Please refer to Note 2 to the Financial Statements for further detail.

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

      License revenues totaled $106.7 million in fiscal 2001, representing a decrease of $29.1 million or 21% from license revenues of $135.8 million in fiscal 2000. A majority of our license revenues had been generated from Internet service providers. In previous fiscal years, service providers were investing substantial amounts of capital to build out their networks to address Internet opportunities. In fiscal 2001, this segment substantially curtailed spending in response to the challenging economic environment. The year to year decrease in license revenue was partially offset by the inclusion of revenue derived from the licensing of our enterprise search product that we launched in earnest in fiscal 2000. Enterprise search license revenues grew from $2.7 million in fiscal 2000 to $20.0 million in fiscal 2001.

      Maintenance Services revenues totaled $21.7 million in fiscal 2001, representing an increase of $9.1 million or 72% over maintenance services revenues of $12.6 million in fiscal 2000. The increase was the result of an increase in our content networking support revenues of $4.7 million and an increase in our enterprise search support revenues of $4.4. The increase in our content networking support revenues was primarily due to an increase in our support revenues generated from service provider customers who purchased support for our products over the last several fiscal years.

      Other Services revenues totaled $18.9 million in fiscal 2001, representing a decrease of $4.8 million or 20% over services revenues of $23.7 million in fiscal 2000. The decrease was the result of a decline in our Commerce Division revenues of $8.5 million (which we sold in March 2001), offset by an increase in our consulting revenues of $3.7 million.

      Web search services revenues totaled $51.3 million in fiscal 2001, representing a decrease of $0.8 million or 2% from Web search services revenues of $52.1 million in fiscal 2000. The decrease was due a decrease in our general Web search business of $3.8 million where many smaller or poorly funded companies could not raise sufficient funds to continue to purchase our services, partially offset by growth in our database inclusion fee business of $3.0 million.

      During fiscal 2001 and 2000, we recognized revenues of approximately $29.5 million and $31.3 million, respectively, on contracts, development, and licensing arrangements with customers in which we were equity shareholders at September 30, 2001 and 2000, respectively. Prices on these contracts and arrangements were comparable to those given to other similarly situated customers.

     Cost of Revenues

      Licenses cost of revenues generally consists of royalties or license fees associated with licensed technologies used in our software applications. License cost of revenues were $6.3 million in fiscal 2001, representing a decrease of $0.2 million or 3% from licenses cost of revenues of $6.4 million in fiscal 2000. The decrease in license cost of revenues was due primarily to decreased license sales in fiscal 2001. Licenses cost of revenues does not necessarily fluctuate proportionately with licenses revenue due to guaranteed minimum royalty obligations we have with certain licensed technologies.

      Web search cost of revenues generally consist of expenses related to the operation of our Web search business, primarily depreciation, and network and hosting charges as well as licensed technology fees. Web search services cost of revenues were $24.7 million in fiscal 2001, representing an increase of $2.9 million or 13% from Web search services cost of revenues of $21.8 million in fiscal 2000. The increase was primarily the result of increased network and hosting costs.

      Maintenance services cost of revenues generally consists of expenses associated with our technical support department. Maintenance services cost of revenues were $5.9 million in fiscal 2001, representing an increase of $2.1 million or 54% from services cost of revenues of $3.9 million in fiscal 2000. The increase was primarily due to increased headcount in our tech support department.

      Other services cost of revenues generally consists of expenses associated with our consulting services as well as depreciation and network and hosting charges associated with the operation of our former Commerce business. Other services cost of revenues were $12.3 million in fiscal 2001, representing an increase of $2.2 million or 22% from services cost of revenues of $10.1 million in fiscal 2000. The increase was primarily the result of increased consulting services expenses.

     Expenses

      Operating expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of goodwill and other intangibles, impairment of goodwill and other intangibles, impairment of intangibles and other assets, restructuring costs, lease termination costs, impairment of fixed assets, purchased in-process research and development, and acquisition-related costs. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs.

     Sales and Marketing Expenses

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $139.1 million in fiscal 2001, an increase of $16.0 million or 13% over fiscal 2000. This increase was primarily due to an increase in headcount in the first half of fiscal 2001, offset partially by workforce reductions implemented in April and September 2001.

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

     General and Administrative Expenses

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, purchasing, human resources, facilities and legal. General and administrative expenses totaled $24.6 million in fiscal 2001, an increase of $5.5 million or 29% over fiscal 2000. This increase was primarily related to an increase in headcount and consulting expenses.

     Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and other intangibles primarily relates to amortization of goodwill acquired through our purchase acquisitions of Ultraseek Corporation and eScene and through our asset purchase from Adero. Amortization of intangibles and other assets totaled $70.4 million in fiscal 2001, an increase of $57.2 million or 434% over fiscal 2000. The increase was primarily due to amortization of goodwill associated with our acquisition of Ultraseek in the fourth quarter of fiscal 2000 and our Adero and eScene acquisitions consummated in fiscal 2001.

     Impairment of Goodwill and Other Intangibles

      During fiscal 2001, we recorded a non-cash charge of $44.9 million to reflect the impairment of goodwill and other intangibles, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero. Our private equity investment in AirFlash was determined to be impaired due to continuing sustained operating losses and no success by AirFlash of obtaining additional funding. No cash flows were anticipated from our investment in AirFlash therefore the associated goodwill was fully impaired. Our goodwill related to the assets acquired from Adero was determined to be impaired as we licensed the remaining technology to a third party during 2001 and estimated discounted cashflows were below the carrying value of the goodwill. An impairment charge was recorded to adjust the carrying value of the Adero goodwill down to the estimated fair value, which was based on the estimated discounted cash flows.

     Restructuring Costs

      In fiscal 2001, in light of a challenging operating and business environment, we implemented two restructurings and workforce reductions, totaling approximately 235 employee positions, to reduce our operating expenses. As a result of these workforce reductions, we incurred restructuring charges of $11.6 million in fiscal 2001. The restructuring charge included approximately $6.2 million of severance related amounts, $4.8 million of committed excess facilities and $0.6 million of professional fees.

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

     Impairment of Investments

      In late 1999 and early 2000, we made numerous equity investments in both public and private companies for strategic purposes. Our approach was to invest in companies that were working to expand the markets that we believed to be strategically beneficial to us. Market conditions for technology companies began to deteriorate in late 2000 and this deterioration continued during the first half of 2001. During our quarter ended June 30, 2001, we determined that there was an other-than-temporary decline, or impairment, in value of most of our strategic investments in the amount of $65.9 million. The $65.9 million impairment charge consists of $39.7 million related to four public company investments and $26.2 million related to nine private company investments. We considered the prolonged decline in overall technology market conditions as well as factors such as liquidity and market acceptance on a company specific basis.

     Other Income, Net

      Other income, net includes interest on our cash and cash equivalents, short-term investments and our long-term restricted cash, less expenses related to our debt and capital lease obligations and loss on disposal of assets. Other income, net, totaled $10.3 million of income in fiscal 2001, a decrease of $6.6 million or 39% over fiscal 2000. The decrease in other income, net was primarily the result of net realized losses on the sale of investments in fiscal 2001. We incurred net realized losses on the sale of investments of $2.9 million in fiscal 2001, as compared to net realized gains of $1.9 million in fiscal 2000. Interest income decreased from $15.9 million in fiscal 2000 to $15.4 million in fiscal 2001. We incurred foreign exchange losses of $0.6 million in fiscal 2001, as compared to foreign exchange gains of $0.1 million in fiscal 2000. Please refer to Note 2 to the Financial Statements for further detail.

Liquidity and Capital Resources

      Cash and cash equivalents and short-term investments totaled $45.4 million at September 30, 2002, a decrease of $39.1 million or 46% from $84.5 million at September 30, 2001. The decrease primarily came from cash used in operating activities.

      We used $116.9 million in cash from operations during fiscal 2002 as compared to cash used in operations of $74.9 million during the prior year. The change was primarily due to the increase in net loss of $204.3 million, offset by an increase in non-cash charges of $162.4 million.

      Cash provided by investing activities was $32.0 million in fiscal 2002, as compared to cash provided by investing of $47.8 million in the prior year. The change was primarily the result of $79.1 million less in net proceeds from the sale of short-term investments, net of reinvestments, $114.0 million used in the purchase of our Bayside headquarters, $11.6 million of other increased cash items partially offset by the release of restricted cash balances of $129.0 million compared to cash restrictions in the prior year of $9.3 million, and $33.3 million less cash used to purchase property, plant, and equipment, and to fund company acquisitions.

      Cash provided by financing activities was $83.7 million in fiscal 2002, an increase of $79.2 million from the prior year, primarily due to $52.8 million of net proceeds from the issuance of 13.2 million shares of Common Stock in November 2002, and $23.1 million of increased cash proceeds net of repayments of notes payable.

      From time to time, we have used debt and leases to partially finance capital purchases. At September 30, 2002, we had $31.4 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease.

      Approximately $8.8 million of our debt at September 30, 2002 was in the form of bank loans, of which $3.8 million was a term loan and $5.0 million were borrowings under a line of credit the size of which is based on accounts receivable balances. The loans are subject to specific financial covenants that are reported to the bank monthly. The covenants (i) require minimum unrestricted cash, cash equivalents and short term investments of $27.5 million, (ii) provide that we cannot incur GAAP loss of more than $137.0 million, $10.3 million, $7.6 million, $4.7 million, $1.3 million for the quarters ended September 30, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 respectively, and (iii) require that we maintain all US bank deposits at the bank. We were in compliance with these covenants at September 30, 2002.

      Any one or more of the following events would constitute a default under the bank facility: payment default, covenant default, the occurrence of a material adverse change, default under certain other agreements, subordinated debt and judgments, misrepresentations regarding information we have disclosed to the bank, and insolvency. Upon the occurrence of a default the bank may declare all obligations due and payable immediately, settle or adjust disputes and claims directly with account debtors for amounts that the bank considers advisable, make such payments as necessary to protect its security interest in the collateral, apply company balances held by the bank to the obligations, and sell the collateral.

      We violated the minimum cash balance covenants for the months ending October and November 2002. The bank waived the covenant violations in December 2002. The Company is currently negotiating to restructure its loan covenants, as it is probable that it will be in violation of the maximum GAAP loss covenants for the quarter ended December 31, 2002. In December 2002, the bank prospectively waived this GAAP loss covenant for the quarter ended December 31, 2002. Accordingly, we have classified all amounts due as current under this facility at September 30, 2002. If we were required to repay the amounts borrowed under these loan arrangements, it would reduce the amount of cash we have available for our operations.

      In September 2002, we executed a Lease Termination Agreement on our Parkside facilities. The total value of the lease termination, including cash and non-cash items, was $54.0 million, with $17.9 million of unrestricted cash paid in the September quarter and additional $21.5 million provided in the form of a promissory note, of which $5 million is payable on October 1, 2002 and $16.5 million is paid the earlier of the sale of the Bayside facilities or January 21, 2003. Non cash items transferred to the lease provider included certain previously purchased assets, five million shares of our common stock, and permission to draw down a letter of credit provided as a security deposit on the facility that was partially collateralized by restricted cash investments. The promissory note was paid in full in the December 2002 quarter.

      In August 2000, we entered into a synthetic lease agreement for our corporate headquarters in Foster City, California. This operating lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to Inktomi as leasee. This structure required the creation and maintenance of a cash collateral account that limited the liquidity of $119.6 million of our cash, which was classified as long-term on our balance sheet. On August 28, 2002, through the execution of a Termination and Release Agreement, we exercised the purchase option under our lease and title for the facilities was transferred to Inktomi in exchange for $114.0 million. In December 2002, we sold the property for $41.5 million and leased back the portion we now occupy.

      At September 30, 2002, we had negative working capital of $36.4 million, down from $7.7 million at September 30, 2001. Our current significant capital commitments consist of commitments under operating leases of $37.7 million as well as our agreement to pay cash consideration of $21.5 million in connection with our Parkside lease termination. The $21.5 million cash consideration was paid by December 20, 2002.

	Payments Due by Period

Significant Contractual Cash Obligations		Less than	1-3	After 3
At September 30, 2002 (in millions)	Total	1 year	years	years

Operating leases	$37.7	$7.4	$12.1	$18.2
Payment for Parkside lease termination	$21.5	$21.5	—	—

Total significant contractual cash obligations	$59.2	$28.9	$12.1	$18.2

      On December 20, 2002, we completed the sale of our Bayside corporate headquarters and also entered into a five-year lease with the facilities’ new owner for the portion of the property that we occupy for an aggregate lease commitment of approximately $2 million per year for a total of $9.8 million, net of costs. The lease may also be terminated at our election after two years in exchange for a fee.

      In December 2002, we sold our Enterprise Search division for $25.0 million, with $22.0 million paid to us in the period and an additional $3.0 million, potentially offset by any claims that may arise during the interim period, to be paid in June 2004.

      In December 2001, our Board of Directors approved a $5 million revolving line of credit to our Chief Executive Officer. In December 2001, we provided loans to our Chief Executive Officer totaling $4.7 million of which $2.7 million was repaid prior to December 31, 2001. During the quarter ended March 31, 2002, we provided loans to our Chief Executive Officer totaling $0.9 million of which $0.1 was repaid prior to March 31, 2002. During the quarter ended June 30, 2002, we provided loans to our Chief Executive Officer totaling $2.1 million. As of September 30, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 million and $160,000, respectively. These loans are unsecured and are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003.

      Our capital and liquidity requirements depend on numerous factors, including market acceptance of our products and services, economic conditions impacting our revenue generation, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing and consolidating international operations, the resources we commit to facilities, the extent and timing our investments, the value of our investments in equity securities and real estate, acquisition costs, and the ability to raise capital and other factors. For the years ended September 30, 2002, 2001 and 2000, the Company has incurred losses from operations of $506.6 million, $240.0 million and $42.5 million, respectively, and negative cash flows from operations for the years ended September 30, 2002 and 2001 of $116.9 million and $74.9, respectively. We have historically relied upon proceeds from equity offerings to fund operations. During 2002, we undertook restructurings to reduce costs and to reduce cash outflows from operations. As described in Note 19 to the Financial Statements, subsequent to September 30, 2002 the Company completed the sale of the Enterprise Search Division for net proceeds of $25.0 million and the sale of its corporate headquarters for net proceeds of $41.6 million. As further described in Note 19 to the Financial Statements the Company also implemented subsequent to September 30, 2002 a restructuring plan in order to reduce the operating expenses on an ongoing basis. These activities generated cash flows needed for our operations. Management believes it has adequate cash resources to fund operations for at least until December 2003 with these additional subsequent cash flows and continued efforts on pursuing increased revenues and monitoring expenses.

Other Matters

      At a meeting held on December 10, 2002, our Audit Committee approved future non-audit tax services, including tax planning and tax compliance, to be performed by PricewaterhouseCoopers in fiscal 2003. The Audit Committee also approved other non-audit services to be performed by PricewaterhouseCoopers in fiscal

2003, including transaction services such as pre- and post-acquisition activities and due diligence, where the aggregate fees for such services did not exceed $50,000. The Chairman of the Audit Committee has been delegated the authority to approve these other non-audit services to the extent they exceed $50,000.

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

If we do not increase our revenues, we will fail to achieve or sustain operating profitability.

      We are not currently profitable, and our revenues have declined in recent periods. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenue associated with our Web search services. We plan to continue to invest in technology and marketing to develop and improve our products and services and increase market share, but these investments and expenditures may not result in increased revenues. In the future, our revenues may continue to decline, remain flat, or grow at a slow rate, particularly in light of the current market environment.

      In the absence of substantial and sustained revenue growth, we cannot predict when or if we will become profitable. If we fail to achieve profitability or display significant progress towards profitability, our stock price may fall due to a lower perceived value, customers may defer or delay purchases based on our financial condition, our relationships with our partners and distributors may suffer, and we may breach financial covenants in our financial arrangements.

      Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. Despite our recent workforce reductions, we expect to continue to make appropriate investments to develop and market products for the information retrieval markets, improve our customer support capabilities, develop new distribution channels, and fund of research and development. These investments and expenditures may not result in increased revenues in the near term, if at all.

Recent restructuring efforts have resulted in our recognizing substantial charges. These restructuring efforts may not improve our operating results or financial condition and there exists uncertainty as to whether these actions will be successful.

      In order to reduce our recurring losses, we have taken a number of actions to reduce our expenses. In fiscal year 2002 and continuing in October 2002, we implemented restructuring initiatives where we consolidated operations, closed certain branch offices, reduced headcount across all business units, sold certain assets and reduced our content networking products group. In the event these restructurings were implemented too late or at insufficient levels, our expenses will be too great over coming periods to achieve profitability. In addition, there is a risk that these cost-cutting actions will impair our ability to effectively develop and market products and services and remain competitive in the industries in which we compete. In the future, we may undertake additional expense reducing actions that may involve one-time expenditures related to severance, facilities or real estate. The impact of these one-time expenses on our financial statements may adversely impact our perceived value.

If customers choose not to use or promote our Web search services, our revenue will decrease and our growth opportunities will suffer.

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

The declining market for Internet portals has limited the market opportunities for our Web search services business and has adversely affected demand for our services. Consequently, our Web search revenues are largely dependent upon a relatively small number of large portal customers.

      Many of our smaller search services customers have elected not to renew their contracts and our market opportunity from portals has become more limited. Many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs, which has resulted in consolidation in the portal industry. In addition, many portals are terminating their operations. As a result, our Web search revenues have become increasingly dependent on a relatively few number of major customers. Economic conditions may lead such customers to stop paying for Web search services, to only pay for such services at highly reduced rates or to leave our services in favor of competitors offering Web search services bundled with other offerings. In order for us to increase revenues from our Web search services business, we will need to attract new customers, develop and deliver new search services, products and features to existing and future customers, establish deeper strategic relationships with our customers, and increase the adoption of our Index Connect and Search Submit search marketing solutions for content publishers.

A large percentage of our current revenue is dependent on one customer and if this customer stops utilizing our search services, our revenues will decline.

      Our Web search revenue is dependent upon the distribution channel provided through the portal customers serving our search queries. Should any significant portal customer reduce or stop utilizing our search services our search marketing solutions revenue would decline. Currently, Microsoft is our largest portal customer, accounting for $9.8 million in Web search services revenue for the fiscal year ended September 30, 2002 and representing 20.8% of total Web search services revenue for this period. Microsoft’s Web search services agreement with us expires in April 2003 and we do not know whether Microsoft intends to renew this agreement upon its expiration or, if this agreement is renewed, whether it will be renewed on the same terms and conditions as currently exist. Should Microsoft cease to be a customer, our business and financial condition would be materially and adversely affected. In addition, AOL, one of our largest portal customers, did not renew its Web search services agreement with us when it expired in August 2002. For the fiscal year ended September 30, 2002, AOL represented $8.3 million in Web search services revenue representing 17.5% of total Web search services revenue for this period. Revenues from our Web search services decreased as a result of the loss of AOL as a customer.

The shift in our focus away from the content networking market could have a material adverse effect on our operating results.

      Our shift in strategy away from content networking will likely reduce the average size of our software transactions and corresponding services revenue. We expect revenues from content networking to be insignificant going forward. In order to maintain existing revenue levels or achieve any revenue growth, we will need to significantly increase revenue from our existing Web search services business. Since the quarter ended December 2000, we have experienced a decline in licenses revenue from sales of our content networking software products. In July 2002, we announced a shift in our strategy to reduce our investment in our content networking products group and focus our business on the Web search services and enterprise search software markets. In December 2002, we consummated the sale of our enterprise search business. We may not be able to increase our Web search revenues in amounts sufficient to offset lost revenues from our content networking business. Although we intend to continue to support customers who purchased our content networking software products and partners marketing such products, such customers and partners may view our strategic shift as a breach of certain obligations we have to them. If these customers and partners were to bring or threaten legal action against us, defending these actions could be costly to defend, time-consuming and distracting to our management team.

We operate in a highly competitive and rapidly changing market, and our inability to compete successfully against new entrants and established companies could result in a loss of market share, fewer customer orders, price reductions, reduced gross margins and otherwise adversely harm our financial results.

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which are bringing new solutions to market, establishing technology alliances and OEM relationships with larger companies, and focusing on specific segments of our target markets. In some cases, our competitors are implementing aggressive pricing and other strategies that are focused in the short term on building customer bases, name recognition in the market and capturing market share. This may cause some price pressure on our products and services in the future. We compete with a number of companies to provide Internet search and directory services and technology. In the Web services marketplace, our primary competitors include a variety of established and newer companies, including AltaVista, Ask Jeeves, FAST Search and Transfer, Google, Overture, Look-Smart, and Northern Light. These companies and other competitors have focused on search result relevance, database size metrics and ease of use to differentiate their services. In addition, several large media and other Internet-based companies have made investments in, or acquired, Internet search engine companies and may seek to develop or customize their products and services to deliver to our target customers.

      Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software services, or hardware, including operating systems, browsers and network hardware in a manner that may discourage users from purchasing services offered by us. Also, current and potential competitors have or may have greater name recognition, more extensive customer bases and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, fewer search queries served, reduced gross margins and loss of market share.

We may lose customers and our business will suffer if we do not develop, license or acquire new services, products or technologies or deliver enhancements to existing products and services on a timely and cost-effective basis.

      The markets that we target for our Web search services are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of services embodying new technologies and the emergence of new industry standards could render our existing services obsolete. Our future success and revenue growth will depend upon our ability to develop, acquire and introduce a variety of new services and service enhancements to address the increasingly sophisticated needs of our customers. We have experienced delays in releasing new services and product enhancements and may experience similar delays in the future. Material delays in introducing new services and enhancements may cause customers to forego purchases of our services or to purchase those of our competitors.

If the use of the internet, intranets, extranets, corporate portals and web portals does not grow as anticipated, our business opportunities would be seriously limited.

      Sales of our products and services are dependent upon the development and expand use of corporate intranets, extranets, portals and Websites. Global acceptance and use of these mediums may not continue to develop at recent historical rates. The lack of growing use or initial adoption of these mediums by our targeted customers and their end user customers would impair demand for our products and services and would adversely affect our ability to sell our products and services. Demand and market acceptance for our products and services aimed at servicing intranets, extranets, portals and Websites are subject to a high level of uncertainty and there exist few proven services and products. Our paid inclusion business model relies on the willingness of retailers and service providers to allocate marketing funds to online programs. Our business would be adversely impacted if online marketing programs become an unpopular business tool.

If we do not continue to improve the effectiveness and breadth of our sales personnel, we will have difficulty acquiring and retaining customers.

      Our products and services often require sophisticated sales efforts targeted at a limited number of key people within a prospective customer’s organization. Because the market for our products and services is relatively new, many prospective customers are unfamiliar with the services we offer. As a result, our sales effort requires highly trained sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. If we are unable to continue to improve our direct sales operations, we may not be able to increase market awareness and sales of our products and services, which may prevent us from growing our revenue and achieving and maintaining profitability.

If we do not attract and retain highly trained customer service and support personnel, we will have difficulty acquiring and retaining customers.

      We require highly trained customer service and support personnel to support our services and products and these personnel are difficult to replace. We currently have a relatively small customer service and support organization and will need to continue to provide extensive training to our staff to enable them to support new customers, new product lines, and the expanding needs of existing customers. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the relevant industries.

If we do not establish and maintain productive relationships with distribution partners who have technical and marketing expertise and who we are able to train in our products and services, we will be unable to develop our business and increase revenue.

      Our future revenue growth is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, including OEMs, resellers, and joint marketing partners. We seek to sign up distribution partners that have a substantial amount of technical and marketing expertise. Even with this expertise, our distribution partners generally require a significant amount of training and support from us before they develop the expertise and skills necessary to effectively sell our products. Particularly, we may be adversely affected if resellers of our paid inclusion products fail to maintain their efforts towards promoting our services.

We generate a significant portion of our revenue from a limited number of customers and, consequently, the loss of a key customer could adversely affect our revenues and be perceived as a loss of momentum in our business.

      We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of portal customers and paid inclusion customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract or a failure to meet performance requirements, or if there is a decline in usage of any customer’s search service, our revenues would be adversely affected. AOL, one of our major portal customers, did not renew its Web search services agreement with us when it expired. As a result of AOL ceasing to be a customer, a significant amount of our Web search services revenue is dependent either directly or indirectly on Microsoft. Should Microsoft cease to be a customer our business and financial condition would be materially and adversely impacted. Our potential customers and public market analysts or investors may perceive any loss of a major portal or paid inclusion customer as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

If we are unable to maintain our relationships with partners, companies that supply and distribute our products, and customers, we may have difficulty selling our products and services.

      We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products and services, enhance our product and service offerings, and expand our sales, marketing and distribution capabilities. If we are unable to develop these key relationships or maintain and enhance existing relationships across our entire product and service offerings, we may have difficulty generating revenues.

We license software components that are necessary to our products and services, and the loss of access to this software or any decline or obsolescence in its functionality could harm our revenues and increase our costs.

      We have from time to time licensed components from others such as reporting functions, security features, and internalization capabilities, and incorporated them into our products and services. If these licensed components are not maintained, it could impair the functionality of our products and services and require us to obtain alternative products from other sources or to develop this software internally. In either case, this could involve costs and delays and divert the attention of our engineering resources.

Governmental regulation and the application of existing laws to the Internet may increase our costs of doing business and create potential liability for the dissemination of information over the Internet.

      Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location or local systems. In addition, our Web search services collect end-user information, which we use to deliver services to our customers, and our customers use to deliver services to their users. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. These claims have been threatened against us from time to time and have been brought, and sometimes successfully pressed, against online service providers. It is also possible that if any information provided through any of our products or services contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Internet-related laws could adversely affect our business by increasing our costs of doing business and resulting potential liability.

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

Our recent sale of our enterprise search software business to Verity and the announcement of the sale of our business to Yahoo could impair existing relationships with our suppliers, customers, strategic partners and employees, which could have an adverse effect on our business and financial results.

      The recent closing of the sale of our enterprise search software assets to Verity and the public announcement that we have entered into a definitive merger agreement with Yahoo, Inc. could substantially impair important business relationships because of uncertainty regarding our future strategic direction and the distraction completing these transactions will create. Impairment of these business relationships could reduce revenues or increase expenses, either of which could harm our financial results. Specific examples of situations in which we could experience problems include the following:

•	supplier, distributors or customers could decide to cancel or terminate existing arrangements, or fail to renew those arrangements, as a result of either the asset sale or the pending merger with Yahoo;

•	our employees may be distracted by concerns about the asset sale or the pending merger with Yahoo and therefore may not meet critical deadlines in their assigned tasks or otherwise perform effectively;

•	our management personnel may be distracted from day to day operations by the time demands associated with these significant corporate transactions and therefore may be unable to timely identify and address business issues as they arise; and

•	other current or prospective employees may experience uncertainty about their future roles with us, which could adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

Our future success is dependent on our ability to attract and retain experienced and capable personnel and our business will therefore suffer if we are unable to attract or retain the highest qualified personnel necessary for our success.

      Our primary asset is the intellectual capabilities of our employees. We are therefore dependent on recruiting and retaining a strong team of personnel across all functional areas. Competition for these individuals is intense, and we may not be able to attract or retain the highly qualified personnel necessary for our success. Our employment relationships are generally at-will. We have had key employees leave us in the past and we can make no assurance that one or more will not leave us in the future. If any of our key employees were to leave us, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our key employees have reached or will soon reach the four-year anniversary of their hiring date and will be fully vested in their initial stock option grants. While our key employees are typically granted additional stock options to provide additional incentive to remain with us, the initial option grant is typically the largest and an employee may be more likely to leave us upon completion of the vesting period for the initial option grant. In addition, we must continue to motivate employees and keep them focused on our strategies and goals, which may be difficult due to morale challenges posed by our workforce reductions and general uncertainty about the economy. In light of current market conditions, we may undertake programs to retain our employees that may be viewed as dilutive to our shareholders. We do not have key person life insurance policies covering any of our employees other than our Chief Executive Officer.

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

We are currently the subject of a lawsuit by Network Caching Technology and other third parties could assert that our products infringe their intellectual property rights. Such claims could be expensive to defend, distracting to management, and adversely affect our ability to sell our products.

      Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. In August 2001, Network Caching Technology L.L.C. (NCT) initiated an action against us that our caching products violate one or more patents owned by NCT. The complaint seeks compensatory and other damages and injunctive relief. This case, and any future actions initiated against us, including an action brought by Teknowledge Corporation which was filed on October 2002, will be time consuming and expensive to defend, will distract management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. We do not expect to have any significant shipments going forward. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

Our stock price is volatile.

      The market price of our Common Stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations, new products or services or changing customer relationships by us or our competitors, announcements of technological alliances and partnerships, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We limit our interest rate risks by placing our marketable securities investments with high quality issuers principally in United States government and corporate debt securities with terms of less than two years. We do not expect any material losses from our marketable securities investments and believe that our interest rate exposure is modest. We sell our products and services in the United States and abroad. We expect sales of software products to be insignificant going forward. Historically, the percentage of sales to customers located outside the United States has varied substantially. We currently transact substantially all of our revenues, whether domestic or abroad, in United States currency. Our expenditures and consolidated financial results could be affected by a change in the exchange rate of the U.S. Dollar versus a foreign currency.

      We are exposed to interest rate risk primarily in our investment portfolio and historically on our synthetic lease. We do not use derivative financial instruments to hedge interest rate risk. The primary objective of our investment activities is to preserve the principal while maximizing yields without significantly increasing risk. This is accomplished by placing our marketable securities investments with high quality issuers principally in United States government and corporate debt securities with terms of less than two years.

      Under our notes payable agreements (see Note 6 to the Financial Statements), we have borrowed $30.0 million as of September 30, 2002. The notes payable have a variable interest rate at approximately zero to 3% above prime.

      The following table presents the amounts of our cash and cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity/expiration of the selected interest rate terms as of September 30, 2002:

	FY 2002	FY 2003	Total

	(In thousands)
Cash & Cash Equivalents	$17,292	—	$17,292
Average Interest Rate	0.87%	—
Short-term Investments	$24,931	$3,184	$28,115
Average Interest Rate	2.61%	3.04%

      The effect of changes in interest rates of +/-10% over a next twelve month horizon would result in a less than a $0.1 million impact to interest expense, after considering the full payment of the Parkside lease termination note of $21.5 million in December 2002, and would not have a material effect on the fair market value of the interest rate bearing securities in our investment portfolio.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14(a).

Quarterly Results of Operations

      The following table presents our operating results for each of the eight quarters in the period ending September 30, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. These operating results are not necessarily indicative of the results of any future period.

	For the Quarters Ended

	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,
	2002	2002	2002	2001	2001	2001	2001	2000

	(Unaudited, in thousands, except per share data)
Revenues
Licenses	$4,186	$4,772	$11,201	$21,059	$17,772	$20,068	$17,676	$51,221
Web search services	11,522	13,139	11,795	10,628	12,011	11,374	12,946	14,956
Maintenance services	3,800	4,470	4,554	4,201	5,893	4,745	5,147	5,897
Other Services	941	1,440	1,901	3,096	3,337	3,373	3,716	8,430

Total revenues	20,449	23,821	29,451	38,984	39,013	39,560	39,485	80,504
Cost of Revenues
Licenses	656	882	955	1,095	1,701	1,845	629	2,102
Web search services	3,960	3,608	3,419	4,277	5,574	6,369	6,458	6,254
Maintenance services	584	1,119	1,203	1,265	1,276	1,544	1,673	1,423
Other Services	998	1,044	1,137	2,287	1,602	1,635	4,609	4,483

Total cost of revenues	6,198	6,653	6,714	8,924	10,153	11,393	13,369	14,262
Gross Profit	14,251	17,168	22,737	30,060	28,860	28,167	26,116	66,242
Operating expenses:
Sales and marketing	11,479	17,224	19,332	20,878	26,746	29,837	37,915	44,571
Research and development	10,121	13,635	13,419	14,137	16,368	17,776	22,283	21,498
General and administrative	2,599	2,973	4,221	5,179	6,112	5,733	6,812	5,924
Amortization of intangibles and other assets	79	16,709	16,709	16,709	16,557	18,353	19,308	16,208
Impairment of intangibles and other assets	—	200,865	—	1,750	2,600	42,315	—	—
Restructuring	14,937	2,220	—	2,712	6,576	5,051	—	—
Parkside lease restructuring and termination	5,378	—	74,608	—	—	—	—	—
Impairment of fixed assets	101,682	—	—	1,300	706	198	—	—
Purchased in-process research and development	—	—	—	—	—	—	—	430
Acquisition-related costs	—	—	—	—	—	—	—	19,497

Total operating expenses	146,275	253,626	128,289	62,665	75,665	119,263	86,318	108,128

Operating loss	(132,024)	(236,458)	(105,552)	(32,605)	(46,805)	(91,096)	(60,202)	(41,886)
Impairment of investments	—	—	—	—	—	(65,895)	—	—
Other income, net	611	901	1,728	3,363	1,924	2,101	2,320	3,995

Pretax loss	(131,413)	(235,557)	(103,824)	(29,242)	(44,881)	(154,890)	(57,882)	(37,891)
Income tax provision	(219)	(118)	(223)	(199)	(145)	(141)	(436)	(216)

Net loss	$(131,632)	$(235,675)	$(104,047)	$(29,441)	$(45,026)	$(155,031)	$(58,318)	$(38,107)

Earnings per share:
Basic and diluted net loss per share	$(0.87)	$(1.62)	$(0.72)	$(0.22)	$(0.35)	$(1.22)	$(0.46)	$(0.31)
Weighted average shares outstanding:
Shares used in calculating basic and diluted net loss per share	152,037	145,666	144,073	133,660	127,487	126,755	125,731	124,452

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors — Nominees” and “Management — Executive Officers” contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning compliance with Section 16(a) of the, Exchange Act of 1934 is incorporated by reference to the section entitled “Compliance with Section 16(a) of the Exchange Act” contained in our Proxy Statement.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the section entitled “Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management” contained in the definitive Proxy Statement referred to in Item 10 above.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships is incorporated by reference to the section entitled “Certain Transactions” contained in our definitive Proxy Statement referred to in Item 10 above.

Item 14.     Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

      Within the 90 days prior to the filing of this Annual Report on Form 10-K (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b) Changes in internal controls

      Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

      (1) Financial Statements:

      (2) Financial Statement Schedules:

      The following financial statement schedule of Inktomi for the years ended September 30, 2002, September 30, 2001 and September 30, 2000 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Inktomi:

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to	Write-Offs	Balance at
	Beginning	Costs and	Net of	End of
	of Year	Expenses	Recoveries	Year
(In thousands)

	For the Years Ended September 30, 2002, 2001, and 2000
Allowance for Doubtful Accounts
2002	$4,910	$(257)	$3,509	$1,144
2001	$4,902	$10,544	$10,536	$4,910
2000	$3,282	$6,366	$4,746	$4,902

All other schedules are omitted because they are not applicable or the required information is shown in consolidated financial statements or notes thereto. Please also see the Report on Schedule II prepared by our independent accountants included on page F-43.

      (3) Exhibits

Exhibit
Number		Description

3	.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3	.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.2b(11)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.4(3)	Bylaws of Inktomi.
4	.1(3)	Specimen Common Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10	.2(14)	1998 Stock Plan and form of agreement thereunder.
10	.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10	.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10	.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10	.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10	.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10	.9(12)	Ultraseek Stock Option Plan and form of agreement thereunder.
10	.10(11)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10	.11(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10	.12(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10	.13(14)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10	.14(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10	.15(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.16(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.17(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10	.18(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10	.19(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10	.20(14)	Amendment to 1996 Equity Incentive Plan.
10	.21(14)	Amendment to C2B Technologies 1997 Stock Plan
10	.22(14)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10	.23(14)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10	.24(13)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10	.25(15)	Amendment to the Ultraseek Stock Option Plan.
10	.26(15)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10	.27(16)	Promissory Note dated December 10, 2001 executed by David Peterschmidt for the benefit of Inktomi Corporation.
10	.28(17)	Registration Rights Agreement dated September 5, 2002 for the benefit of the landlords of our Parkside Towers office facility.
10	.29(18)	Loan Modification Agreement dated September 30, 2002 between Inktomi and Silicon Valley Bank.

Exhibit
Number		Description

10	.30(18)	Registration Rights Agreement dated August 13, 2002 for the benefit of the former stockholders of Quiver, Inc.
10.31		Portal Services Agreement between Inktomi Corporation and Microsoft Corporation dated October 28, 1999 with amendments thereto dated June 1, 2000, January 17, 2001, May 1, 2001, June 13, 2001, March 5, 2002, October 1, 2002 and December 10, 2002.
10.32		Severance Agreement and Release dated December 17, 2002 between Inktomi and Dominic Gattuso.
10.33		Office Lease Agreement dated December 19, 2002 between Walton Bayside Investors IV, L.L.C. and Inktomi Corporation.
10.34		Severance Agreement and Release dated December 17, 2002 between Inktomi and Keyur Patel.
10.35		Termination Letter dated April 9, 2002 between Inktomi Corporation and Ted Hally.
10	.36(19)	Merger Agreement dated December 23, 2002 between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.
21.1		Subsidiaries
23.1		Consent of PricewaterhouseCoopers, LLP
99.1		Certification of David C. Peterschmidt, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Randy Gottfried, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(12)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(14)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/ A filed with the Commission on January 2, 2001.

(15)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(16)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(17)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-101258).

(18)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-98551).

(19)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on December 26, 2002.

      (b)     Reports on Form 8-K

      On September 6, 2002 we filed a Current Report on Form 8-K in connection with the restructuring of certain of Inktomi’s properties.

      On November 15, 2002 we filed a Current Report on Form 8-K announcing the sale of Inktomi’s enterprise search software business to Verity, Inc.

      On December 22, 2002 we filed a Current Report on Form 8-K announcing the execution of a merger agreement between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.

      On December 26, 2002 we filed a Current Report on Form 8-K which included the merger agreement entered into between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 2002.

INKTOMI CORPORATION

/s/ DAVID C. PETERSCHMIDT

David C. Peterschmidt
Chairman of the Board, President
and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David C. Peterschmidt and randy Gottfried, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in fact, or his substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	December 30, 2002

/s/ RANDY GOTTFRIED Randy Gottfried	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 30, 2002

/s/ ERIC BREWER Eric A. Brewer	Director and Chief Scientist	December 30, 2002

/s/ ALLEN J. GULA, JR. Allen J. Gula, Jr.	Director	December 30, 2002

/s/ GREG MYERS Greg Myers	Director	December 30, 2002

/s/ ROGER NOALL Roger Noall	Director	December 30, 2002

CERTIFICATIONS

I, David C. Peterschmidt, certify that:

      1.     I have reviewed this annual report on Form 10-K of Inktomi Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID C. PETERSCHMIDT

______________________________________ David C. Peterschmidt
President and Chief Executive Officer

Date: December 30, 2002

CERTIFICATIONS

I, Randy Gottfried, certify that:

      1.     I have reviewed this annual report on Form 10-K of Inktomi Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RANDY GOTTFRIED

______________________________________ Randy Gottfried
Chief Financial Officer

Date: December 30, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Inktomi Corporation:

      In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Inktomi Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
October 23, 2002, except as to recently
issued accounting pronouncements in Note 2
and as to the subsequent events listed in
Note 19 which are as of December 27, 2002

INKTOMI CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,292	$18,518
Short-term investments	28,115	65,995

Total cash and cash equivalents and short-term investments	45,407	84,513
Accounts receivable, net of allowances of $1,144 and $4,910, respectively	10,864	22,449
Prepaid expenses and other current assets	5,533	5,915

Total current assets	61,804	112,877
Restricted cash	—	128,957
Investments in equity securities	331	1,381
Property, plant and equipment, net	62,536	76,101
Goodwill and other intangibles, net	10,028	253,993
Other assets	4,708	5,478
Loans to related parties	5,809	4,336

Total assets	$145,216	$583,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,021	$7,979
Accrued liabilities	30,180	58,646
Deferred revenue	26,767	34,610
Current portion of notes payable	30,003	2,500
Current portion of capital lease obligations	1,210	1,470

Total current liabilities	98,181	105,205
Notes payable, less current portion	—	4,231
Capital lease obligations, less current portion	216	1,418
Other liabilities	185	288

Total liabilities	98,582	111,142
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock, $0.001 par value; authorized: 1,500,000 at September 30, 2002 and 2001, respectively; outstanding: 162,109 and 129,110 at September 30, 2002 and 2001, respectively	162	129
Additional paid-in capital	952,602	897,241
Deferred compensation	(2,039)	(20,824)
Accumulated other comprehensive loss	(1,276)	(2,545)
Accumulated deficit	(902,815)	(402,020)

Total stockholders’ equity	46,634	471,981

Total liabilities and stockholders’ equity	$145,216	$583,123

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Revenues:
Licenses	$41,218	$106,737	$135,796
Web search services	47,084	51,287	52,127
Maintenance services	17,025	21,682	12,628
Other services	7,378	18,856	23,666

Total revenues	112,705	198,562	224,217
Cost of Revenues:
Licenses	3,588	6,277	6,449
Web search services	15,264	24,655	21,774
Maintenance services	4,171	5,916	3,852
Other services	5,466	12,329	10,100

Total cost of revenues	28,489	49,177	42,175
Gross Profit	84,216	149,385	182,042
Operating expenses:
Sales and marketing	68,913	139,069	123,046
Research and development	51,312	77,925	59,714
General and administrative	14,972	24,581	19,121
Amortization of goodwill and other intangibles	50,206	70,426	13,182
Impairment of goodwill and other intangibles	202,615	44,915	—
Restructuring	19,869	11,627	—
Parkside lease restructuring and termination	79,986	—	—
Impairment of property, plant and equipment	102,982	904	1,045
Purchased in-process research and development	—	430	4,400
Acquisition-related costs	—	19,497	3,999

Total operating expenses	590,855	389,374	224,507

Operating loss	(506,639)	(239,989)	(42,465)
Impairment of investments	—	(65,895)	—
Other income, net	6,603	10,340	16,951

Loss before income tax provision	(500,036)	(295,544)	(25,514)
Income tax provision	(759)	(938)	(1,826)

Net loss	$(500,795)	$(296,482)	$(27,340)

Earnings per share:
Basic and diluted net loss per share	$(3.51)	$(2.36)	$(0.24)

Weighted average shares outstanding:
Shares used in calculating basic and diluted net loss per share	142,693	125,608	113,030

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Deferred	Other
			Paid-in	Compensation &	Comprehensive	Accumulated
	Shares	Amount	Capital	Other Equity	Income (Loss)	Deficit	Total

	(In thousands)
Balances, September 30, 1999	116,136	$116	$424,193	$(3,691)	$1,447	$(78,198)	$343,867
Foreign currency translation					189		189
Unrealized gain on short-term investments					58,507		58,507
Net loss						(27,340)	(27,340)

Total comprehensive income							31,356
Issuance of Common Stock for acquisition of Ultraseek	2,513	3	319,745				319,748
Issuance of Common Stock for cash, including for exercise of options and warrants, net of issuance costs of $71	8,000	8	99,234				99,242
Stock compensation in connection with issuance of stock options to non-employees			1,265				1,265
Stock compensation in connection with issuance of stock options to employees			50,407	(43,066)			7,341
Repayment of stockholder loans				243			243

Balances, September 30, 2000	126,649	$127	$894,844	$(46,514)	$60,143	$(105,538)	$803,062
Foreign currency translation					(1,066)		(1,066)
Unrealized loss on short-term investments					(86,720)		(86,720)
Reclassification adjustment for realized losses included in net income					25,098		25,098
Net loss						(296,482)	(296,482)

Total comprehensive loss							(359,170)
Issuance of Common Stock for acquisition of eScene	935	1	8,813				8,814
Issuance of Common Stock for cash, including for exercise of options and warrants,	1,526	1	8,545				8,546
Stock compensation in connection with issuance of stock options to non-employees			877				877
Stock compensation in connection with issuance of stock options to employees			4,198	5,570			9,768
Reversal of unamortized stock compensation for terminated employees			(20,036)	20,036			—
Repayment of stockholder loans				84			84

Balances, September 30, 2001	129,110	$129	$897,241	$(20,824)	$(2,545)	$(402,020)	$471,981
Foreign currency translation					(152)		(152)

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)

					Accumulated
	Common Stock		Additional	Deferred	Other
			Paid-in	Compensation &	Comprehensive	Accumulated
	Shares	Amount	Capital	Other Equity	Income (Loss)	Deficit	Total

	(In thousands)
Unrealized gain on short-term investments					685		685
Reclassification adjustment for realized losses included in net income					736		736
Net loss						(500,795)	(500,795)

Total comprehensive loss							(499,526)
Issuance of Common Stock for cash, including for exercise of options, warrants, and employee stock purchase plan	4,186	4	9,004				9,008
Issuance of Common Stock for acquisition of Quiver	10,638	11	4,958				4,969
Issuance of Common Stock for termination of Parkside lease	5,000	5	2,250				2,255
Public offering, net of issuance costs of $361k	13,175	13	52,826				52,839
Reversal of unamortized stock compensation for terminated employees			(13,677)	13,677			—
Stock compensation in connection with issuance of stock options to employees				5,108			5,108

Balances, September 30, 2002	162,109	$162	$952,602	$(2,039)	$(1,276)	$(902,815)	$46,634

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(500,795)	$(296,482)	$(27,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Parkside lease termination — non-cash asset impairments	12,315	—	—
Parkside lease termination — common stock issued to landlords	2,255	—	—
Purchased in-process research and development	—	430	4,400
Amortization of goodwill and other intangibles	50,206	70,426	13,182
Non-cash intangible amortization in cost of revenue	1,250	—	—
Depreciation	25,057	32,416	22,112
Provision for (recovery of) doubtful accounts	(257)	10,544	6,366
Valuation allowance for related party loans	200	—	—
Non-cash stock compensation for stock options issued to non-employees	—	877	1,265
Non-cash stock compensation for stock options issued to employees	5,108	9,768	7,341
Amortization of warrants issued in connection with note payable	—	—	17
Impairment of property, plant and equipment	102,982	904	1,045
Impairment of goodwill and other intangibles	202,615	44,915	—
Loss on sale of Commerce Division	—	934	—
Loss on disposal of property and equipment	937	—	—
Loss on residual value guarantee	2,225	—	—
Realized (gains) losses on sale of investments, net	736	2,925	(1,930)
Impairment of investments	—	65,895	—
Changes in operating assets and liabilities:
Accounts receivable	11,842	18,519	(33,647)
Prepaid expenses and other assets	988	(7,405)	(7,545)
Accounts payable	2,031	(2,550)	3,599
Accrued liabilities and other liabilities	(28,772)	(7,244)	24,312
Deferred revenue	(7,843)	(19,762)	50,385

Net cash provided by (used in) operating activities	(116,920)	(74,890)	63,562
Cash flows from investing activities:
Purchases of short-term investments	(197,351)	(566,318)	(1,193,720)
Proceeds from the sale and maturity of short-term investments	234,953	682,993	1,229,930
Release (restriction) of cash for lease agreements	128,957	(9,341)	(119,616)
Purchases of investments in equity securities	(500)	(16,815)	(61,844)
Proceeds from the sale of investments in equity securities	2,514	15,179	7,911
Purchases of property and equipment	(17,240)	(31,878)	(67,950)
Purchase of Bayside corporate headquarters	(114,000)	—	—

INKTOMI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Year Ended September 30,

	2002	2001	2000

	(In thousands)
Acquisition of companies, net of acquired cash	(4,879)	(23,500)	(3,500)
Loans to related parties	(5,284)	(2,836)	(1,950)
Payments received on loans to related parties	3,611	—	2,200
Deposits on subleased property	(93)	288	—
Proceeds from sale of property and equipment	1,352	—	3,431

Net cash provided by (used in) investing activities	32,040	47,772	(205,108)
Cash flows from financing activities:
Proceeds from notes payable	32,253	7,500	2,718
Repayments on notes payable	(8,981)	(7,337)	(6,303)
Proceeds from sales leaseback transactions accounted for as capital leases	—	995	958
Payments on obligations under capital leases	(1,462)	(5,302)	(946)
Proceeds from loans issued to stockholders	—	84	243
Proceeds from issuance of Common Stock for cash, exercise of stock options and warrants, net of issuance costs	9,008	8,546	99,242
Proceeds from issuance of Common Stock, net of issuance costs	52,839	—	—

Net cash provided by financing activities	83,657	4,486	95,912
Effect of exchange rates on cash and cash equivalents	(3)	(729)	189
Decrease in cash and cash equivalents	(1,226)	(23,361)	(45,445)
Cash and cash equivalents at beginning of period	18,518	41,879	87,324

Cash and cash equivalents at end of period	$17,292	$18,518	$41,879

Supplemental disclosures of cash flow information:
Assets acquired under capital lease	$—	$995	$4,338

Goodwill related to purchase of acquired company	$8,033	$10,658	$319,436

Common stock issued for acquisitions accounted for as a purchase	$4,969	$8,814	$319,748

Common stock issued for termination of Parkside lease	$2,255	$—	$—

Stock received for Commerce sale	$—	$18,791	$—

Cash paid for taxes	$(152)	$(570)	$(2,054)

Cash paid for interest	$(934)	$(1,076)	$(2,233)

The accompanying notes are an integral part of these consolidated financial statements.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

Nature of the Business

      Inktomi Corporation (“Inktomi” or the “Company”) was incorporated in California in February 1996 and reincorporated in Delaware in February 1998. Inktomi provides World Wide Web search services for Internet portal and search destination sites. Inktomi Web Search provides a customizable, private label solution that offers portals and destination sites the ability to serve relevant search results. Inktomi Web Search, through its paid inclusion services, provides content publishers greater access to end users through portal and destination site customers of our search engine services. During fiscal year 2002, we also had a licensed software and support business comprised of our (i) content networking products, included in Software Products segment, comprised of a portfolio of software products designed to address the content and information management and distribution requirements of large enterprises, and (ii) enterprise search products, included in Software Products segment, comprised of software products designed to enable an enterprise to crawl and index content within its private intranet and make this information searchable by its employees and to crawl and index content on a public Internet site and make this information searchable by customers, prospects and other visitors.

      In July 2002, we announced we would be reducing our investment in our content networking products group. As a result, we significantly scaled back the content networking products group and related corporate infrastructure and closed several sales offices around the world.

      In November 2002, we signed an agreement with Satyam Computer Services Ltd. to assign, and in some cases subcontract for the remaining content networking software customers (see Note 19).

      In December 2002, we completed the sale of our Enterprise Search Division, included in our Software Products segment to Verify, Inc. (see Note 19).

Formation and Basis of Presentation

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

      In July 2000, we acquired Ultraseek, Inc. (“Ultraseek”), a provider of scalable and customizable search and navigation software solutions to businesses for their corporate intranet and extranet sites. Under the terms of the purchase agreement, we acquired all outstanding shares of capital stock and assumed all outstanding warrants, stock options and stock purchase rights of Ultraseek in exchange for $3.5 million in cash and 2,512,880 shares of our Common Stock valued at $337.7 million. The transaction was accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements beginning on the acquisition date. As a part of our Ultraseek acquisition, we recorded goodwill of $319.4 million under intangibles and other assets. We began amortizing this balance in July 2000. At June 30, 2002, due primarily to the sustained decrease in our market value below net assets as well as other factors, we recorded a charge of $192.4 million to reflect the impairment of goodwill from our acquisition of Ultraseek (see Note 12). On December 17, 2002, the software acquired from Ultraseek was sold to Verity, Inc (see Note 19).

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A portion of the purchase price we paid for Ultraseek was allocated to developed technology and in-process research and development (“IPRD”). Inktomi identified and valued the developed technology and IPRD by conducting extensive interviews, analyzing data provided by Ultraseek concerning developmental products, considering the stage of development of such products and the time and resources needed to complete them, and assessing the expected cash flow generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary techniqueutilized in valuing the developed technology and IPRD. In the estimate, we used a discount rate of 25% representing the cost of capital as related to the estimated time to complete the projects and the level of risk involved. There were three separate projects identified that were at 80%, 60% and 30% of completion. The expected cost to complete these projects were $230,000, $322,000 and $153,000, respectively, and were all expected to be completed by the end of calendar 2000. Based on the analysis of these variables, we recorded a one-time purchased IPRD charge of $4.4 million in fiscal 2000 upon our acquisition of Ultraseek because technological feasibility had not been established and no future alternative uses existed.

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

      In December 2000, we acquired various business assets of Adero, Inc. (“Adero”) relating to billing, settlement and traffic reporting and licensed other related technologies from Adero. The total purchase price was approximately $39.5 million, comprised of $23.5 million in cash, $15.0 million in assumed liabilities and $1.0 million incurred in transaction costs. With this transaction, we assumed the operator role for Content Bridge alliance services. Content Bridge is an alliance of technology and network service providers formed to enable cross-network content distribution and speed the delivery of content from the point of origin to end users. We accounted for the transaction under the purchase method of accounting and the results of operations are included in our consolidated financial statements beginning on the acquisition date. We recorded goodwill of $35.9 million under intangibles and other assets and recorded a one-time charge of $0.4 million upon acquisition to write-off in-process research and development, because technological feasibility had not been established and no future alternative uses existed. We identified and valued the IPRD consistent with the methodology discussed in the Ultraseek acquisition discussion above. In June 2001, we ceased acting in the operator role for Content Bridge alliance services and assigned the operator role to a third party. Included in our fiscal 2001 revenues is installment basis revenue from Adero on an agreement consummated in December 1999.

      In March 2001, we consummated the divestiture of our Commerce Division to e-centives, Inc. (“e-centives”). As part of the divestiture, we sold various business assets to e-centives consisting primarily of computer equipment, software, intellectual property and contracts, and e-centives hired certain employees of the Commerce Division. In exchange for the assets, we received 2,551,700 shares of Common Stock of e-centives, of which 382,755 shares are held in escrow pending satisfaction of certain performance criteria, and 637,925 shares are held in escrow subject to claims for indemnity by e-centives. The 637,925 shares were released to Inktomi from the escrow in the quarter ending September 30, 2002 and were initially recorded at fair value in March 2001. We also received a warrant to purchase up to 1,860,577 shares of e-centives on or after March 28, 2006, which will become exercisable, if at all, upon the achievement of certain performance criteria by the Commerce Division. No value was assigned to these warrants initially and, as of September 30, 2002, the performance criteria related to the

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares in escrow and the warrant have not been achieved. Financial results herein include revenues and expenses generated and incurred by our Commerce Division through the closing of the transaction.

      In June 2001, we acquired eScene Networks, Inc. (“eScene”), a developer of advanced streaming media applications and services. The total purchase price was approximately $10.6 million, comprised of approximately 866,000 shares of our Common Stock valued at $8.8 million and net liabilities assumed of $1.8 million. We accounted for the transaction under the purchase method of accounting and recorded goodwill and other intangibles of approximately $10.6 million under intangibles and other assets. At June 30, 2002, due primarily to the sustained decrease in our market value below net assets as well as other factors, we recorded a charge of $8.5 million to reflect the impairment of goodwill which was created from our purchase of eScene. See Note 12 for further information.

      In August 2002, we acquired all of the outstanding shares and assets of Quiver, Inc. (“Quiver”), a developer of enterprise categorization and taxonomy software. Our primary reason for acquiring Quiver, Inc. was to expand our product offerings. We paid $6.5 million in cash and issued approximately 10.6 million shares of our common stock with a value of approximately $5 million in exchange for all of the outstanding shares of Quiver. The common stock issued was valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination,” using the average of market values of Inktomi’s common stock in the period from two days prior to two days after the date the number of shares issued to shareholders of Quiver was finalized. We incurred $0.4 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction. On December 17, 2002, the software acquired from Quiver was sold to Verity, Inc (see Note 19).

      We accounted for the acquisition of Quiver, Inc. using the purchase method of accounting. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The amount allocated to intangibles was determined based on management’s estimates using established valuation techniques.

(In thousands)
Current assets	$2,167
Property and equipment	63
Purchased technology	1,900
Goodwill	8,033

Total assets acquired	12,163
Current liabilities	(307)

Net assets acquired	$11,856

      The purchased technology will be amortized on a straight-line basis over their estimated useful lives of three years. SFAS 141 requires the discontinuance of goodwill amortization for all business combinations initiated after June 30, 2001. In accordance with SFAS 141, goodwill will not be amortized but will be tested annually for impairment. The goodwill is not tax deductible.

Unaudited pro forma results

      The following unaudited pro forma information reflects the results of operations for the year ended September 30, 2002 as if the acquisition of Quiver had occurred on October 1, 2001 and after giving effect to purchase accounting adjustments, principally amortization of purchased technology intangibles. The unaudited pro forma results for the year ended September 30, 2002 combine Inktomi’s historical statement of

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for year ended September 30, 2002 and the consolidated statement of operations of Quiver for the period October 1, 2001 to August 12, 2002.

      In addition, the following unaudited pro forma information reflects the results of operations for the years ended September 30, 2001 as if the acquisition of eScene and Quiver had occurred on October 1, 2000 after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangibles. The unaudited pro forma results for the year ended September 30, 2001 combine Inktomi’s historical statement of operations for year ended September 30, 2001 and the consolidated statement of operations of Quiver for the year ended September 30, 2001 and the consolidated statement of operations for eScene for the period from October 1, 2000 to June 15, 2001.

      In addition, the following unaudited pro forma information reflects the results of operations for the years ended September 30, 2000 as if the acquisition of Ultraseek and eScene had occurred on October 1, 1999 after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangibles. The unaudited pro forma results for the year ended September 30, 2001 combine Inktomi’s historical statement of operations for year ended September 30, 2000 and the consolidated statement of operations of eScene for the year ended September 30, 2000 and the consolidated statement of operations for Ultraseek for the period from October 1, 1999 to March 31, 2000.

      We have not presented the pro forma financial information for the Adero acquisition required under APB No. 16 Business Combinations, since we have effectively ceased the assumed operator role of the acquired Adero division, Content Bridge, and have recognized the related full impairment of goodwill and other assets.

      These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future operating results (in thousands, except per share data).

	For the Year Ended September 30,

	2002	2001	2000

Pro forma revenues	$112,863	$199,022	$232,115
Pro forma net loss	$(504,511)	$(309,946)	$(109,923)
Pro forma basic and diluted net loss per share	$(3.32)	$(2.26)	$(0.95)
Weighted averages shares used in the calculation of basic and diluted pro forma net loss per share	151,932	136,858	115,906

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

Liquidity

      For the years ended September 30, 2002, 2001 and 2000, we have incurred losses from operations of $506.6 million, $240.0 million and $42.5 million, respectively, and negative cash flows from operations for the years ended September 30, 2002 and 2001 of $116.9 million and $74.9, respectively. We have historically relied upon proceeds from equity offerings to fund operations. During 2002, we undertook restructurings to reduce costs and to reduce cash outflows from operations. As described in Note 19, subsequent to September 30, 2002 we completed the sale of the Enterprise Search Division for net proceeds of $25 million and the sale of its corporate headquarters for net proceeds of $41.6 million. As further described in Note 19 we also implemented subsequent to September 30, 2002 a restructuring plan in order to reduce the operating

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses on an ongoing basis. These activities generated cash flows needed for our operations. Management believes it has adequate cash resources to fund operations for at least until December 2003 with these additional subsequent cash flows, maintaining its existing customer relationships and continued efforts on pursuing increased revenues and monitoring expenses.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly owned. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments that mature within three months of their purchase date. Cash equivalents consist primarily of money market funds.

Short-Term Investments

      Short-term investments are comprised primarily of high-grade commercial paper and debt instruments and are classified as available-for-sale investments. The carrying value of the short-term investments is adjusted to fair value with a resulting adjustment to stockholders’ equity. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in interest income. Realized gains and losses are recorded using the specific identification method and have been minimal through September 30, 2002.

Restricted Cash

      Restricted cash was a cash collateral account maintained under the terms of Parkside lease agreement amounting to $9.3 million (see Note 14) and an operating lease agreement for the land and facilities of our corporate headquarters, Bayside, amounting to $119.6 million (see Note 11). In accordance with these agreements, we had created and had maintained a cash collateral account that limited the liquidity of $129.0 million of our cash prior to August 2002, at which time the related lease agreements were terminated.

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

Property, Plant and Equipment, Net

      Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three years for computer equipment, five years for furniture and fixtures and twenty years for buildings. Any gains or losses on the disposal of property and equipment are recorded in the period of disposition. Assets held under capital lease and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or remaining lease term (up to fifteen years). Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense.

      We record impairments or write-downs of property, plant and equipment when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon the asset, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairments are performed at the lowest level where we have distinguishable cash flows for all assets at that level grouped together. Impairment losses are measured based

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the difference between the asset’s estimated fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises.

Goodwill and Other Intangibles, Net

      Goodwill and other intangibles, net relates to our acquisitions accounted for under the purchase method. For acquisitions prior to June 30, 2001, goodwill has been amortized using the straight-line method over a period of five years, based on the period of expected benefit. The goodwill from our acquisition of Quiver in August 2002 is not amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.

      We assess the impairment of goodwill and other intangibles periodically in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long Lived Assets. We also assess the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. The goodwill associated with the acquisitions has been considered by Inktomi as enterprise goodwill as Inktomi historically has not had distinguishable cash flows for any of its divisions. Therefore impairment assessments are performed at the Inktomi level. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends and a significant decline in stock price resulting in Inktomi’s market capitalization falling below Inktomi’s shareholders equity for a sustained period. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, measurement of any impairment are based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

Software Development Costs

      Software development costs have been accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility that, for us, is upon completion of a working model and ends upon release of the product. To date, such amounts have been insignificant, and accordingly, we have charged all software development costs to research and development expense.

Revenue Recognition

Licences

      We recognize revenues from software licenses and services when the licensed product or service is delivered, collection is reasonably assured, the fee for each element of the transaction is fixed or determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to any undelivered elements of the arrangement.

      For software resellers, we generally recognize revenue upon selling into the channel, provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collectibility is probable, no contingencies exist and delivery has occurred. Reseller license revenue as a percentage of total revenue was 4%, 8% and 9% for fiscal 2002, 2001 and 2000, respectively. We do not offer a right of return and fees under these arrangements are non-refundable.

      For software original equipment manufacturers (“OEMs”), where there is a non-refundable prepayment, generally we recognize revenue upon completion and delivery of any required modifications for the OEM,

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided that persuasive evidence of an arrangement exists, fees are fixed or determinable, collectibility is probable and no contingencies exist. We do not offer a right of return and fees are nonrefundable. In other cases, where there is no up-front payment, Inktomi recognizes revenue when the OEM notifies Inktomi of the royalties payable to Inktomi as a result of selling through the product. OEM license revenue as a percentage of total revenue was 3%, 6% and 1% for fiscal year ended September 30, 2002, 2001 and 2000, respectively. We do not offer a right of return.

      We estimate whether collection is reasonably assured based on our knowledge of the customers payment history with us and other sources that may include use of third-party credit rating agencies. Actual collection of amounts from customers will depend on customer specific circumstances and therefore amounts, which we have determined that collection is assured, may ultimately not be collected.

      We estimate whether fees are fixed and determinable based on contractual terms of the arrangement. We generally do not offer rights of refund or acceptance provisions. We do not record revenue until the lapse of these provisions, if provided. We assess whether there is sufficient history of collection for any payment terms provided to customers which are longer than what we provide the majority of our customers. We recognize revenue when amounts become due for any amounts considered to be extended payments.

      Fees from licenses sold together with consulting and implementation services are generally recognized upon delivery provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the services and the services are not essential to the functionality of the licensed software.

      In instances where the aforementioned criteria have not been met, both the licenses and consulting fees, excluding the upgrade and support elements, are recognized using contract accounting. Where reliable estimates can be made by management with respect to the extent of consulting or implementation services required for full functionality, the license and service revenue, excluding the upgrade and support element, is recognized on a percentage-of-completion method. Management estimates the percentage of completion for contracts based on the labor hours incurred compared to total estimated hours for the full implementation or completion of consulting services as well as contract milestones completed. We classify revenue from these arrangements as licenses, maintenance, and other services revenues, respectively, based upon the estimated fair value of each element.

      We assess numerous factors of services provided with licenses sold in order to determine whether they are essential to the functionality of the software including, but not limited to, our history of providing similar services, whether other vendors can provide similar services, whether core software is being changed and whether customer collection of license fees are contingent upon completion of services. Our assessment of these factors is based on our knowledge of the service market, the software functionality which the customer is purchasing and the contractual terms of the arrangement.

      Revenue on upgrade rights is recognized ratably over the term of the agreement and included in licences revenue.

Web Search Services

      Web search services revenues are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, database inclusion fees, maintenance fees and search service hosting fees.

      General services fees and per-query search fees are based, and recognized, on the query volume in the period or the minimum payments of the respective contract. Database inclusion fees are generated from customers who pay on a click-through basis and customers who pay a flat rate per universal resource locator

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“URL”) to be included in the Inktomi database. Fees based on click-throughs are recognized based on the activity for that period. Fees based on a flat rate per URL are recognized ratably over the term of the contract.

      Maintenance fees and search services hosting fees are recognized ratably over the term of the contract. For all Web search services, revenue is recognized when persuasive evidence of an arrangement exists, the services have been delivered, performance obligations have been satisfied, no refund obligations exist and collection is reasonably assured.

Maintenance Services

      Maintenance services revenues are generated through the sale of support services in connection with initial licence sales and renewals of support services after the initial service period. Support services generally have a term of one-year and are recognized over the term of the support agreement.

Other Services

      Other services revenues are generated from consulting services and Commerce revenues, prior to the divestiture of our Commerce Division in March 2001 (see Note 1). Revenue from consulting services is recognized as services are performed or upon acceptance. We generated commerce revenues through a variety of contractual arrangements, consisting of annual infrastructure service fees, transaction fees from participating online merchants and per-query search fees and advertising revenues and general service fees from Internet portals and other Web site customers. Annual infrastructure service fees and general service fees are recognized ratably over the contract period. Transaction and per-query fees are recognized based on the activity in the period and advertising revenues are recognized in the period that the advertisement is displayed. Commerce revenues are included in other service revenue.

Advertising Costs

      We expense advertising costs as they are incurred. Advertising expense was approximately $10.8 million, $19.3 million, and $18.8 million in the years ended September 30, 2002, 2001, and 2000, respectively.

401(k) Plan

      In May 1996, we established a 401(k) Plan which covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute up to 25% of gross compensation not to exceed the annual 402(g) limitation for any plan year. We may make discretionary contributions, but have not made any contributions to the 401(k) Plan since inception.

Accounting for Stock-Based Compensation

      The Company uses the fixed intrinsic value method to record stock-based compensation for employees provided the stock options terms meet the requirements for fixed accounting. The fixed intrinsic value method requires that deferred stock compensation is recorded for the difference between the exercise price and fair value of the underlying common stock on the grant date of the stock option. Compensation expense resulting from employee stock options is amortized to expense ratably over the vesting period. Pro forma net loss disclosures are presented in Note 16, assuming all employee stock options were valued using the Black-Scholes model and the resulting stock-based compensation is amortized ratably over the vesting term. Stock-based compensation to non-employees is based on the fair value of the stock option estimated using the Black-Scholes model on the date of grant and re-measured until vested.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Costs

      As a result of our FastForward acquisition in October 2000 and our WebSpective acquisition in October 1999, we recorded acquisition-related cots of $19.5 million and $4.0 million in fiscal 2001 and 2000, respectively, primarily for investment banking fees, accounting, legal and other professional expenses.

Other Income, Net

      Other income, net includes gains on sales of investments, interest income and expense, foreign exchange gains and losses and losses on asset dispositions. Other income for the years ended September 30, 2002, 2001 and 2000 consists of (in thousands):

	September 30,

	2002	2001	2000

Interest expense	$(934)	$(1,107)	$(2,192)
Interest income	4,799	15,375	15,917
Foreign exchange gain (loss)	(160)	(567)	118
Realized gain (loss) on sale of investments, net	(736)	(2,925)	1,930
Loss on disposition	(937)	(934)	—
Reversal of accruals associated with previous one time charges	2,755	—	—
Other	1,816	498	1,178

Other income, net	$6,603	$10,340	$16,951

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

Comprehensive Income (Loss)

      SFAS No. 130, Reporting Comprehensive Income, requires companies to report foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for the periods ended September 30, 2002, 2001 and 2000 have been included in our Consolidated Statements of Changes in Stockholders’ Equity.

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

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive stock options and warrants were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive.

      The following is a reconciliation of the numerator and denominator used to determine basic and diluted earnings per share (“EPS”) (in thousands, except per share amounts):

	For the Year Ended September 30,

	2002	2001	2000

Numerator — Basic and diluted EPS net loss	(500,795)	$(296,482)	$(27,340)

Denominator — Basic and diluted EPS weighted average Common Stock outstanding	144,168	127,361	124,068
Less weighted average Common Stock subject to repurchase	(1,475)	(1,753)	(11,038)

Weighted average Common Stock used to calculate basic and diluted net loss per Common Share	142,693	125,608	113,030

Basic and diluted net loss per Common share	$(3.51)	$(2.36)	$(0.24)

Dilutive securities outstanding that are not included as their effect would be anti-dilutive	26,469	28,629	23,759

Business Risk and Concentration of Credit Risk

      We operate in the internet and software industry, which is rapidly evolving and intensely competitive.

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments (including money market accounts), short-term investments, and accounts receivable. We place our cash, cash equivalents, short-term investments and restricted cash with major financial institutions and such deposits exceed federally insured limits.

      We do not require collateral, and maintain allowances for potential credit losses on customer accounts when deemed necessary. For the year ended September 30, 2002, one customer accounted for 22% of all revenue generated. For the years ended September 30, 2001, and 2000, no customer accounted for 10% of all revenue generated. At September 30, 2002, one customer accounted for 24% of gross accounts receivable, at September 30, 2001, no customer accounted for 10% of gross accounts receivable and at September 30, 2000, one customer accounted for 14% of gross accounts receivable.

Recently Issued Accounting Pronouncements

      In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. We implemented EITF 01-09 during the fiscal year ended September 30, 2002. The adoption of EITF 01-09 did not have a significant impact on the financial position or results of operations for the fiscal 2001 and 2000.

      In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The impairment review required under SFAS 142 will involve a two-step process as follows:

•	Step 1 — we will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

      We will adopt SFAS 142 as of October 1, 2002 and expect to complete the initial review during our second quarter ending March 31, 2003.

      In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We will adopt SFAS 144 as of October 1, 2002 and do not expect that the implementation will have a significant effect on our financial statements, except for our expected discontinued operations treatment of the sale of our enterprise search division to Verity, Inc. (see Note 19).

      In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We will adopt FSAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We are currently assessing what the impact of the guidance would be on our financial statements.

      In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the company would be the quarter ending September 30, 2003. We are currently assessing what the impact of the guidance would be on our financial statements.

(3) Property, Plant and Equipment, Net

      Property, plant and equipment consists of (in thousands):

	September 30,

	2002	2001

Computer equipment	$15,885	$83,140
Furniture and fixtures	311	10,030
Leasehold improvements	3,157	35,306
Building	24,950	—
Land	19,850	—

	64,153	128,476
Less accumulated depreciation and amortization	(1,617)	(52,375)

Property, plant and equipment, net	$62,536	$76,101

      Net assets acquired under capitalized lease obligations are included in furniture and fixtures and totaled $0.3 million at September 30, 2002. Net assets acquired under capitalized lease obligations are included in computer equipment and furniture and fixtures and totaled $18.9 million at September 30, 2001. Depreciation expense for the year ended September 30, 2002, 2001, and 2000 was $25.1 million, $32.4 million, and $22.1 million, respectively.

      As described in Note 11 building and land consist of our Bayside corporate headquarters. We purchased this facility for $114 million in August 2002. As of the purchase date we completed an impairment assessment of our corporate headquarter and related leasehold improvements in August 2002 resulting in a write down of the assets to the estimated fair value. This represents the new cost basis for the building and leasehold improvements. The building will be depreciated over the expected remaining economic life. As described in Note 19 the Company completed the sale of its corporate headquarters on December 20, 2002.

      Further as described in Note 11 the company completed an impairment assessment of its computer equipment and furniture and fixtures resulting in a write down of the assets to the estimated fair value. This represents the new cost basis for the assets and will be amortized over the expected remaining economic life.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Investments

      The following table summarizes the Company’s investment in available-for-sale securities (in thousands):

	September 30, 2002

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Certificates of Deposits, Money Market Funds, Mutual Funds and Auction Rate Securities	$353	$—	$—	$353
United States Government and Agencies	999	1	—	1,000
Municipal Bonds	9,751	—	—	9,751
Corporate Debt Securities	16,907	105	(1)	17,011
Investment in Equity Securities	331	—	—	331

	$28,341	$106	$(1)	$28,446

	September 30, 2001

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Certificates of Deposits, Money Market Funds, Mutual Funds and Auction Rate Securities	$34,309	$—	$(1)	$34,308
United States Government and Agencies	1,008	172	(14)	1,166
Municipal Bonds	5,910	—	—	5,910
Corporate Debt Securities	24,417	205	(11)	24,611
Investment in Equity Securities	3,222	37	(1,878)	1,381

	$68,866	$414	$(1,904)	$67,376

      The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30,

	2002	2001

Due within one year	$24,944	$49,644
Due over one year	3,171	16,351

	$28,115	$65,995

      The Company’s investment in available-for-sale securities are classified as short term assets as we expect to sell the assets within one year.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Income Taxes

	For the Year Ended
	September 30,

	2002	2001	2000

Current:
Federal	$—	$—	$741
State	81	236	225
Foreign	678	702	860

	759	938	1,826
Deferred	—	—	—

	$759	$938	$1,826

      The principal items accounting for the difference between the income tax benefits computed using the United States statutory rate and the provision for income taxes are as follows (in thousands):

	For the Year Ended
	September 30,

	2002	2001	2000

Federal tax benefit at statutory rate	$(170,012)	$(100,892)	$(8,622)
State tax benefit of federal tax effect	(24,564)	(15,619)	(839)
Research and experimentation credits	(2,955)	(1,000)	(808)
Acquisition-related costs	204	937	1,360
Goodwill and other intangibles	3,419	—	—
Amortization of deferred compensation	1,736	3,853	2,410
Other	(1,122)	262	586
Net operating losses not benefited	194,053	113,397	7,739

	$759	$938	$1,826

      For the year ended September 30, 2002, income (loss) before income tax provision for our United States entities was $(500,824) and for our foreign entities was $789.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets (liabilities) comprise (in thousands):

	September 30,

	2002	2001

Net operating loss carryforwards — federal and state	$126,456	$56,440
Research credit and other credit carryforwards	9,373	5,179
Capital loss carryforward	10,073	2,858
Other liabilities and reserves	4,496	11,676
Deferred revenue	2,865	3,127
Property and equipment	11,500	6,833
Goodwill and other intangibles	147,335	35,206
Loss from equity investment	33,628	30,308
Other	60	106
Valuation allowance	(345,786)	(151,733)

Net deferred tax assets	$—	$—

      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recognized a valuation allowance against our otherwise recognizable net deferred tax assets.

      At September 30, 2002, we had the following carryforwards available to reduce future taxable income and income taxes (in thousands):

	September 30, 2002

	Federal	State

Net operating loss carryforwards (excluding stock compensation)	$338,910	$199,799
Net operating loss carryforwards (including stock compensation)	641,263	450,628
Research and experimentation credit carryforwards	5,913	5,242

      The federal and state net operating loss carryforwards expire through 2022 and 2009, respectively, and the research and experimentation credits expire through 2022.

      For federal and state tax purposes, our net operating loss and research and experimentation credit carryforwards could be subject to certain limitations on annual utilization if certain changes in ownership have occurred, as defined by federal and state tax laws.

      The tax benefit related to the exercise of stock compensation is recorded in the Additional Paid-in-Capital account.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Notes Payable and Equipment Line

      Notes payable and line of credit comprise (in thousands):

	September 30,

	2002	2001

Notes payable(1)	$21,500	$—
Imputed interest(1)	(247)	—
Notes payable(2)	3,611	—
Notes payable(3)	1,389
Equipment notes(4)	3,750	6,250
Equipment line(5)	—	481

	30,003	6,731
Current portion	(30,003)	(2,500)

Notes payable, less current portion	$—	$4,231

(1)	At September 30, 2002, we had a note bearing interest at 0% until January 21, 2003 and 6% per annum thereafter resulting from the lease termination agreement with the landlords of our Parkside facilities. From the note inception to January 21, 2003, we applied an imputed annual interest rate of 6%. The loan is payable $5.0 million on or before October 1, 2002 and the remainder earlier of (i) January 21, 2003 or (ii) the date of the sale of the Bayside facility. On October 1, 2002, we paid the initial amount due of $5.0 million and on December 20, 2002, we paid the remaining $16.5 million upon the close of the Bayside facility (see Note 19). This loan was secured by our Bayside corporate headquarters facility.

(2)	At September 30, 2002, we had a line of credit with a banking institution that was primarily collateralized by our accounts receivable. Interest rate is prime plus 3% per annum. The loan is repayable one year from September 30, 2002.

(3)	At September 30, 2002, we had a secured promissory note with a banking institution that was secured by all pledges and security interests previously, now or hereafter granted by Inktomi to the bank. Interest rate is prime plus 3% per annum. The note is repayable on October 5, 2002.

(4)	At September 30, 2002 and 2001, the equipment note consisted of one loan which has equal monthly payments of $208,000 plus interest at prime (4.75% at September 30, 2002). The note is collateralized by the underlying equipment.

(5)	At September 30, 2001, we had an equipment line with a leasing company for $481. The monthly payment on the equipment line was $30,000 as of September 30, 2001. The equipment line was collateralized by the underlying equipment. The interest rate was approximately 7%.

      The carrying value of notes payable approximated fair value as the related interest rates approximate market rates.

      On September 30, 2002, we entered into a new Loan Modification Agreement with our bank as a result of our failure to comply with certain covenants under our existing loan arrangements. The Loan Modification Agreement provides a waiver of existing breaches and the revised covenants under this agreement require, among other things, (i) that we maintain monthly unrestricted cash balances of not less than $27.5 million, (ii) that we maintain a tangible net worth of not less than $25 million at the end of each month until March 2003, and of not less than $13 million as of the end of each month from April 2003 to September 2003, and (iii) that we do not incur a net loss of more than $137 million for the quarter ended September 30, 2002, $10.3 million for the quarter ended December 31, 2002, $7.6 million for the quarter ended March 31, 2003,

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.7 million for the quarter ended June 30, 2003 and $1.3 million for the quarter ended September 30, 2003. The covenants also prohibit us from paying cash dividends.

      The Loan Modification Agreement also contains a material adverse change clause. As a result of this provision, we will be in default under the loan facility if any of the following conditions exist: payment default, covenant default, the occurrence of a material adverse change, default under certain other agreements, subordinated debt and judgments, misrepresentations regarding information we have disclosed to the bank, and insolvency. Upon the occurrence of a default the bank may declare all obligations due and payable immediately, settle or adjust disputes and claims directly with account debtors for amounts that the bank considers advisable, make such payments as necessary to protect its security interest in the collateral, apply company balances held by the bank to the obligations, and sell the collateral.

      We violated the minimum cash balance convents for the months ending October and November 2002. The bank waived the covenant violations on December 27, 2002. The Company is currently negotiating to restructure its loan covenants, as it is probable that it will be in violation of the maximum GAAP loss covenants for the quarter ended December 31, 2002. In December 2002, the bank prospectively waived the maximum GAAP loss covenant for the quarter ended December 31, 2002. Accordingly, we have classified all amounts due as current under this facility at September 30, 2002. If we were required to repay the amounts borrowed under these loan arrangements, it would reduce the amount of cash we have available for our operations (see Note 19).

(7) Accrued Liabilities

      Accrued liabilities comprise (in thousands):

	September 30,

	2002	2001

Accrued compensation	$7,866	$21,831
Accrued royalties	2,140	9,020
Accrued consulting	1,203	5,301
Accrued marketing	1,392	4,496
Accrued for restructuring (Note 13)	8,522	4,375
Accrued legal costs	727	2,021
Accrued taxes	1,737	1,481
Other accrued liabilities	6,593	10,121

Total accrued liabilities	$30,180	$58,646

(8) Goodwill and Other Intangibles, Net

      Goodwill and Other Intangibles, net consist of (in thousands):

	September 30,

	2002	2001

Goodwill (5 year life for acquisitions before July 2001)	$8,207	$374,125
Purchased technology (3 year life)	1,900	—
Accumulated amortization	(79)	(120,132)

Total Goodwill and Other Intangibles, Net	$10,028	$253,993

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net income (loss) on a pro forma basis, excluding goodwill amortization expense, would have been as follows (in thousands, except per share data):

	September 30,

	2002	2001	2000

Net loss:
Reported net loss	$(500,795)	$(296,482)	$(27,340)
Add: Goodwill amortization, net of tax	50,127	70,426	13,182

Adjusted net loss	$(450,668)	$(226,056)	$(14,158)

Basic and diluted net loss per share:
Reported net loss	$(3.51)	$(2.36)	$(0.24)
Add: Goodwill amortization, net of tax	0.35	0.56	0.12

Adjusted net loss	$(3.16)	$(1.80)	$(0.12)

Share used in per share calculation	142,693	125,608	113,030

(9) Other Assets

      Other assets consist of (in thousands):

	September 30,

	2002	2001

Security deposits	$3,321	$4,747
Other assets	1,387	731

Total Other Assets	$4,708	$5,478

(10) Impairment of Investments

      In late 1999 and early 2000, we made numerous equity investments in both public and private companies for strategic purposes. Our approach was to invest in companies that were working to expand the markets that we believed to be strategically beneficial to us. Market conditions for technology companies began to deteriorate in late 2000 and this deterioration continued during the first half of 2001. During our quarter ended June 30, 2001 we determined that there was an other-than-temporary decline, or impairment, in value of most of our strategic investments in the amount of $65.9 million. The $65.9 million impairment charge consists of $39.7 million related to four public company investments and $26.2 million related to nine private company investments. We considered the prolonged decline in overall technology market conditions as well as factors such as liquidity and market acceptance on a company specific basis.

(11) Impairment of Property, Plant and Equipment

     Fiscal 2002

      In August 2000, we entered into an operating lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. This operating lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to Inktomi as lessee. Under the lease terms, we were required to pay lease payments for five years to the lessor. The payments were calculated based on a floating interest rate applied against a $114 million principal value. The agreement was assigned to a third party lessor under the terms of a lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limited the liquidity of $119.6 million of our cash,

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was classified as long-term on our balance sheet. During the term of the lease, we had a purchase option to buy the building for $114 million plus breakup fees or to extend the lease. If we elected not to purchase the building or extend the lease term, we had guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee).

      In our third quarter of 2002, due to the declining commercial real estate market in the Bay Area, we believed that it was probable at the end of the lease term by August 2005 that the market value of our Bayside corporate headquarters would be less than the $114 million guaranteed. Therefore, we accrued for this loss on a straight-line basis from April 1, 2002 to the end of the lease term. Accordingly, we had recorded $2.2 million in fiscal 2002 as the total estimated future probable loss amounted to $18.8 million. This loss was based on the difference between the residual value guarantee amount and the estimated value of our Bayside corporate headquarters at the end of the lease term determined through the use of estimated future sublease income provided by commercial real estate brokers.

      In August 2002, through the execution of a Termination and Release Agreement, we exercised the purchase option under our operating lease arrangement for the Bayside corporate headquarters. Title for such facilities was transferred to Inktomi on such date. We paid $114.0 million to Deutsche Bank and its affiliates, the holders of the synthetic lease, for the purchase of the Bayside corporate headquarters.

      At the purchase date we valued the Bayside corporate headquarters at $44.8 million based on established valuation techniques. As a result of this valuation, we incurred a charge of $67.0 million in the quarter ended September 30, 2002. We also wrote down to zero the net book value of the Bayside leasehold improvements which totaled $15.5 million during the quarter ended September 30, 2002.

      In September 2002, we incurred $10.5 million non-cash corporate asset impairment primarily related to computer equipment and furniture and fixtures held in use as the expected cash flows were less than the carrying value of these assets. Factors which triggered our assessment for impairment included continued negative cash flows from operations, continued operating losses and carrying values which exceeded market values. These assets were written down to their estimated fair value based on information obtained from recent sales of similar assets. After the asset write-offs, we expect depreciation expenses to reduce by $2.1 million per quarter beginning in the quarter following the impairment.

      Primarily as a result of our July 2002 restructuring (see Note 13), we incurred an $8.7 million non-cash asset impairment related to abandoned assets of the web search group and content networking products group equipment.

      As a result of our December 2001 restructuring (see Note 13), we incurred a $1.3 million asset impairment charge. The $1.3 million write-down represents computer equipment consisting of $0.5 million of abandoned assets in the London office that was downsized in the restructuring and $0.8 million of abandoned assets related to Content Bridge services that were discontinued as a product line in the quarter.

     Fiscal 2001

      As a result of our September 2001 restructuring (see Note 13), we incurred a $0.7 million asset impairment charge related to abandoned fixed assets.

      As a result of our June 2001 restructuring (see Note 13), we incurred a $0.2 million asset impairment charge related to abandoned fixed assets.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Impairment of Goodwill and Other Intangibles

     Fiscal 2002

      On June 30, 2002, we recorded a charge of $200.9 million to reflect the impairment of goodwill and other intangibles created from the purchase of Ultraseek ($192.4 million) and eScene ($8.5 million). In fiscal 2000, we integrated Ultraseek’s product offerings and operations into our entire organization and, therefore, the associated goodwill from this purchase transaction was accounted for as enterprise goodwill. In the quarter ended June 30, 2002, we experienced a sustained decline in our market capitalization to amounts well below our net book value. In addition, other factors occurred in the quarter ended June 30, 2002 that led us to assess whether an enterprise goodwill impairment charge was appropriate. In particular, America Online, one of our largest customers announced in April 2002, that it would not renew its web search contract with us upon expiration in August 2002. In addition, we were experiencing continued negative cash flows during the third quarter ended June 30, 2002. These factors affected our overall enterprise value leading to further decreases in the market capitalization. Because of these factors we conducted an enterprise goodwill impairment analysis and recorded a charge at June 30, 2002 related to the goodwill created from the purchase of Ultraseek and eScene.

      In December 2001, we evaluated the remaining intangible assets associated with our asset purchase from Adero and recorded a $1.8 million charge to write-off the remaining net book value as there will be no further revenue streams related to these assets.

Fiscal 2001

      During fiscal 2001, we recorded a charge of $44.9 million to reflect the impairment of goodwill and other intangibles, primarily related to our goodwill associated with our investment in AirFlash and with the assets acquired from Adero. Our private equity investment in AirFlash was determined to be impaired due to continuing sustained operating losses and no success by AirFlash of obtaining additional funding. No cash flows were anticipated from our investment in AirFlash therefore the associated goodwill was fully impaired. Our goodwill related to the assets acquired from Adero was determined to be impaired as we licensed the remaining technology to a third party during 2001 and estimated discounted cashflows were below the carrying value of the goodwill. An impairment was recorded to adjust the carrying value of the Adero goodwill down to the estimated fair value, which was based on the estimated discounted cash flows.

(13) Restructuring

Fiscal 2002

      For fiscal 2002, we incurred $20.1 million in restructuring charges less $0.2 million release of excess accrual that related to a fiscal 2001 restructuring. At September 30, 2002, $7.4 million for restructuring remained outstanding as an accrued liability on our balance sheet. The restructuring for fiscal 2002 consisted of:

Fiscal 2002 Fourth Quarter Restructuring:

      In July 2002, we announced plans to focus our business on web search and enterprise retrieval markets. As a result, we significantly scaled back the content networking products group and related corporate infrastructure and eliminated 290 positions and closed several sales offices around the world. As a result of this restructuring, we incurred a charge of $15.4 million made up of $11.9 million of severance and related expenses and $3.5 million in costs associated primarily with the consolidation of sales offices in North America and Europe Approximately $8.3 million of the charge was paid in the quarter ended September 30, 2002 and the remainder will be paid over the next twelve months.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth an analysis of the components of the fiscal 2002 fourth quarter restructuring charge and the payments made against the accrual through September 30, 2002 (in thousands):

	Severance	Underutilized
	Related	Space	Total

Restructuring provision:
Severance related	$11,874	$—	$11,874
Committed excess facilities	—	3,535	3,535

Total	11,874	3,535	15,409
Cash paid	(7,922)	(363)	(8,285)

Accrual balance at September 30, 2002	$3,952	$3,172	$7,124

Fiscal 2002 Third Quarter Restructuring:

      In April 2002, we completed a restructuring and a workforce reduction of approximately 50 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.2 million. During the quarter ended September 30, 2002, a $0.3 million adjustment was made to reduce the charge for severance and related expenses. As of September 30, 2002, approximately $0.3 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet. The remaining payments will be made over the next six months.

      The following table sets forth an analysis of the components of the fiscal 2002 third quarter restructuring charge and the payments made against the accrual through September 30, 2002 (in thousands):

	Severance	Underutilized
	Related	Space	Total

Restructuring provision:
Severance related	$1,952	$—	$1,952
Committed excess facilities	—	268	268

Total	1,952	268	2,220
Cash paid	(1,610)	(50)	(1,660)
Release of excess accrual	(273)	—	(273)

Accrual balance at September 30, 2002	$69	$218	$287

Fiscal 2002 First Quarter Restructuring:

      In the quarter ended December 31, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.7 million. As of September 30, 2002, none of this restructuring accrual remained outstanding as an accrued liability on our balance sheet.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the payments made against the accrual through September 30, 2002 (in thousands):

	Severance	Underutilized
	Related	Space	Total

Restructuring provision:
Severance related	$2,497	$—	$2,497
Committed excess facilities	—	215	215

Total	2,497	215	2,712
Cash paid	(2,497)	(215)	(2,712)

Accrual balance at September 30, 2002	$—	$—	$—

Fiscal 2001

      For fiscal 2001, we accrued $11.6 million for restructuring charges. At September 30, 2002, $1.1 million for restructuring remained outstanding as an accrued liability on our balance sheet. The restructuring for fiscal 2001 consisted of:

Fiscal 2001 Fourth Quarter Restructuring:

      In the quarter ended September 30, 2001, we instituted a restructuring and a workforce reduction of approximately 35 employees to reduce our operating expenses. The reduction in workforce primarily affected our employees working on wireless related products, which is part of our content networking products group. As a result of this restructuring, we incurred a charge of approximately $6.6 million in the quarter ended September 30, 2001. This charge included costs associated with underutilized space and office consolidations related primarily to approximately eight sales offices in North America and the United Kingdom. During the quarter ended September 30, 2002, a $0.2 million adjustment was made to reduce the charge for severance and related expenses. As of September 30, 2002, approximately $1.1 million of this restructuring accrual remained outstanding as an accrued liability on our balance sheet, which will be paid over the next twelve months.

      The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the accrual through September 30, 2002 (in thousands):

	Severance	Underutilized
	Related	Space	Total

Restructuring provision:
Severance related	$2,201	$—	$2,201
Committed excess facilities	—	4,375	4,375

Total	2,201	4,375	6,576
Cash paid	(2,201)	(3,064)	(5,265)
Release of excess accrual	—	(200)	(200)

Accrual balance at September 30, 2002	$—	$1,111	$1,111

Fiscal 2001 Third Quarter Restructuring:

      In the quarter ended June 30, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses. All of our functional

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

areas were affected by the reduction. Included in the restructuring charge was $0.6 million for professional fees related primarily to job consultation services for displaced employees. As a result of this workforce reduction, we incurred a charge of $5.0 million. As of September 30, 2002, no amount remained outstanding as an accrued liability on our balance sheet.

      The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring charge and the payments made against the accrual through September 30, 2002 (in thousands):

	Severance	Other
	Related	Charges	Total

Restructuring provision:
Severance related	$3,999	$—	$3,999
Professional fees	—	601	601
Committed excess facilities	—	416	416

Total	3,999	1,017	5,016
Cash paid	(3,999)	(1,017)	(5,016)

Accrual balance at September 30, 2002	$—	$—	$—

(14) Parkside Lease Restructuring and Termination

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

      In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we recorded a lease termination charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space described above. Of the $74.6 million charge, $62.3 related to the expected loss on future subleases and $12.3 related to asset write-offs. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by commercial real estate brokers.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth an analysis of the components of the Parkside lease restructuring and termination charge. As of September 30, 2002, all payments have been made.

	Abandoned	Asset
	Space	Write-offs	Total

Parkside lease termination charges:
Remaining lease liabilities	$284,615	$—	$284,615
Estimated future leasehold improvements	3,781	—	3,781
Brokerage fees	3,792	—	3,792
Estimated sublease income	(229,895)	—	(229,895)
Leasehold improvement impairment	—	12,315	12,315

Total restructuring charge prior to lease termination agreement	62,293	12,315	74,608
Additional charges for lease termination	5,378	—	5,378

Total Parkside lease restructuring and termination charge	67,671	12,315	79,986
Cash paid	(67,671)	—	(67,671)
Non-cash charges	—	(12,315)	(12,315)

Accrual balance at September 30, 2002.	$—	$—	$—

      On September 5, 2002, we executed a Lease Termination Agreement providing for the termination of Parkside Towers. In exchange for the termination of the lease, we agreed to pay the landlords certain consideration including the following: (i) immediate surrender of the cash security deposit of approximately $1.5 million, (ii) consent for the landlords to immediately draw on a letter of credit with Silicon Valley Bank in the amount of approximately $16.5 million, (iii) immediate cash payment of $12.0 million, a portion of which covered August rent and the pro-rated rent for the month of September through the effective date of the Lease Termination Agreement, (iv) issuance of a $21.5 million promissory note, including $0.2 million of imputed interest, of which $5 million is payable on October 1, 2002 and $16.5 million is paid the earlier of the sale of the Bayside facilities or January 21, 2003, (v) payment of 50% of any amounts in excess of $50 million that Inktomi realize upon the sale of the Bayside facilities, (vi) issuance of five million shares of our common stock valued at $2.3 million, (vii) the transfer of two HVAC chillers, (viii) the relinquishment of Inktomi’s claim to undisbursed portions of the landlords’ obligations to contribute funds for tenant improvements in the amount of $441,223, (ix) the granting of registration rights related to the 5 million shares of common stock issued to the Parkside landlords, and (x) the granting of deeds of trust for the Bayside facilities to the landlords to secure the $21.5 million promissory note.

      Total value of the lease termination, including cash and non-cash items, was $54.0 million. We recorded a charge of $5.4 million in the fiscal 2002 fourth quarter representing the cost in excess of the remaining lease restructuring accrual initially recorded in the quarter ended March 31, 2002.

      As part of the lease termination transaction, the landlords of the Parkside facility (and their affiliates) agreed, at Inktomi’s election, to purchase the Bayside facilities (see Note 11 to the Financial Statements) for $37.5 million. Inktomi’s right to require the landlords to purchase the Bayside facilities commenced on November 1, 2002 and ended on January 21, 2003. In December 2002, we sold the building to a third party for $41.6 million.

(15)	Commitments and Contingencies

      We have entered into non-cancelable operating leases for office space and equipment and capital leases for equipment with original terms ranging from six months to 15 years. The capital leases are collateralized by

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their respective underlying assets. The future minimum lease payments under capital leases and non-cancelable operating leases, and the future lease and sublease income under non-cancelable lease and sublease agreements at September 30, 2002 are as follows (in thousands):

		Lease &
	Operating	Sublease	Capital
	Leases	Income	Leases

Years ending September 30:
2003	$7,382	$6,270	$1,271
2004	4,952	4,471	219
2005	4,024	2,466	—
2006	3,095	2,539	—
2006	3,141	644	—
Thereafter	15,100	—	—

Total minimum lease payments	$37,694	$16,390	$1,490

Amount representing interest			(64)

Present value of minimum lease payments			1,426
Current portion			(1,210)

Capital lease obligations, less current portion			$216

      On December 20, 2002, we entered into a five year lease commitment amounting to approximately $9.8 million commitment net of costs (see Note 19)

      In connection with our acquisition of FastForward, we assumed operating leases on certain facilities and equipment under non-cancelable operating leases, some of which provide for periodic rent increases based on the general rate of inflation.

      Rent expense was approximately $19.5 million, $16.1 million, and $10.0 million for the years ended September 30, 2002, 2001, and 2000, respectively.

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

      In October 2002 a complaint was served by Teknowledge Corporation (see Note 19).

(16)	Stockholders’ Equity

      In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising $52.8 million, net of issuance costs and underwriters’ discounts.

      On June 30, 2000, our Board of Directors adopted a Shareholders’ Rights Plan. Under the plan, we issued a dividend of one right for each share of our Common Stock held by stockholders of record as of the close of business on August 21, 2000. The plan was designed to assure stockholders fair value in the event of a future

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In fiscal 2002, we raised $5.8 million in cash from issuance of approximately 3.6 million shares of Common Stock associated with option and warrant exercises. In fiscal 2001, we raised $3.9 million in cash from the issuance of approximately 1.2 million shares of Common Stock associated with option and warrant exercises.

      We have authorized 10,000,000 shares of Preferred Stock with none outstanding as of September 30, 2002 and 2001.

Employee Stock Purchase Plan

      The Employee Stock Purchase Plan (the “ESPP”) has reserved for issuance 2.0 million shares of Common Stock plus an annual increase to be added on each anniversary date of the adoption of the ESPP equal to the lesser of (i) the number of shares needed to restore the maximum aggregate number of shares available for purchase under the ESPP to 2.0 million shares or (ii) a lesser amount determined by the Board. The ESPP is administered over offering periods of 24 months each, with each offering period divided into four consecutive six month purchase periods beginning November 1 and May 1 of each year. Eligible employees may designate not more than 15 percent of their cash compensation to be deducted each pay period for the purchase of Common Stock under the ESPP, and participants may not purchase more than $25,000 worth of stock in any one calendar year. Shares of Common Stock are purchased with the employee’s payroll deductions accumulated during the six months, generally at a price per share of 85% of the market price of the Common Stock on the employee’s entry date into the applicable offering period or the last day of the applicable purchase period, whichever is lower. As of September 30, 2002, there were 2.0 million shares of Common Stock reserved for future issuance under the ESPP. Shares purchased under the ESPP plan by employees were approximately 0.6 million and 0.2 million at a weighted average price of $2.50 and $23.97 for fiscal 2002 and 2001, respectively.

Stock Option Plans

      We have adopted various stock option plans and assumed other stock option plans in connection with our acquisitions (the “Stock Option Plans”). These Stock Option Plans generally provide for the grant of stock options to our employees, directors and consultants. Certain options granted to our employees may qualify as “incentive stock options” under applicable tax regulations. Options granted under our Stock Option Plans are generally immediately exercisable, provided however that the shares are subject to repurchase at cost in the event the option ceases to be an employee or provide service, as the case may be. The repurchase right generally lapses over 36 to 50 months. For options that are not exercisable immediately, they generally vest over 36 to 50 months. All options generally have a term of ten years. At September 30, 2002, 32,141,595 shares of Common Stock were reserved for issuance under our primary on-going Stock Option Plans.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activity under the Stock Option Plans is set forth below (in thousands, except per share amounts):

				Weighted
		Exercise Price	Aggregate	Average
	Shares	Per Share	Exercise Price	Exercise Price

Outstanding at September 30, 1999	16,422	$ 0.03 – $ 63.9	6 264,024	$16.08
Granted	13,567	$ 0.17 – $211.00	1,139,103	$83.96
Exercised	(6,177)	$ 0.03 – $115.06	(65,952)	$10.68
Canceled	(1,826)	$ 0.11 – $211.00	(63,042)	$34.52

Outstanding at September 30, 2000	21,986	$ 0.03 – $211.00	1,274,133	$57.95
Granted	25,534	$0.001 – $106.69	240,463	$9.43
Exercised	(1,172)	$ 2.45 – $106.69	(3,854)	$3.25
Canceled	(19,390)	$ 0.11 – $211.00	(1,348,329)	$68.71

Outstanding at September 30, 2001	26,958	$0.001 – $137.13	162,413	$6.06
Granted	12,382	$ 0.36 – $ 7.1	7 18,306	$1.48
Exercised	(1,883)	$0.001 – $ 6.43	(5,719)	$3.04
Canceled	(10,988)	$0.001 – $137.13	(67,670)	$6.19

Outstanding at September 30, 2002	26,469	$ 0.11 – $107.94	$107,330	$4.09

      Utilizing the Black-Scholes Option Pricing Model, the weighted average fair value of employee stock options granted under the Stock Option Plans was $1.39, $9.00, and $88.70 per share, respectively, and the weighted average fair value shares purchased under the ESPP during fiscal 2002, 2001, and 2000 was $2.93, $12.75, and $7.82 per share, respectively.

      The following table summarizes information with respect to stock options outstanding at September 30, 2002 (in thousands):

				Options on Shares
				Exercisable and Not Subject
	Options Outstanding			to Repurchase

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.11-$0.43	5,209	7.57	$0.28	2,067	$0.12
$0.45-$1.41	4,538	9.73	$0.67	956	$0.54
$1.47-$2.25	4,903	9.25	$2.24	2,084	$2.25
$2.58-$3.71	614	8.78	$3.06	243	$3.17
$3.79-$4.21	6,281	8.93	$4.20	4,206	$4.21
$4.25-$107.94	4,924	7.74	$13.06	3,104	$13.27

$0.11-$107.94	26,469	8.63	$4.09	12,660	$5.14

      The options exercisable in the table above are only those options that if exercised, the shares would not be subject to repurchase. Options to purchase approximately 12.6 million shares, 8.2 million shares, and 5.5 million shares were exercisable as of September 30, 2002, 2001 and 2000, respectively. The weighted average exercise prices per share for options exercisable as of September 30, 2002, 2001 and 2000 were $5.14, $5.37, and $22.06, respectively.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2002, 2001, and 2000 there were 251,602, 586,960 and 3,043,061 shares of outstanding Common Stock that were subject to repurchase. The weighted average exercise price of shares subject to repurchase was $0.53, $0.53, and $0.39 per share as of September 30, 2002, 2001 and 2000, respectively.

      In connection with the completion of our public offerings, stock option grants, Stock Exchange Program, and certain prior acquisitions, certain options granted in 2002, 2001, and 2000 have been considered to be compensatory. Compensation expense was $5.1 million, $10.6 million and $7.3 million in 2002, 2001 and 2000, respectively. The expected future annual amortization for stock options granted through September 30, 2002, (assuming no cancellations) is as follows:

2003	$(1,397)
2004	(642)

Total deferred compensation	$(2,039)

Stock Option Exchange Program

      In February 2001, the Inktomi Board of Directors approved a stock option exchange program. Under this program, all employees (including executive officers and outside directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was February 28, 2001. The number of shares subject to the new options were equal to the number of shares subject to the old options, and the exercise price of the new options was the fair market value of Inktomi Common Stock on the date they were granted. The new options have the same vesting schedule as the old options and will be immediately exercisable as to vested shares when granted (however, new options granted to executive officers and outside directors will lose three months of vesting and be subject to a trading blackout of three months following the grant). The exchange resulted in the voluntary cancellation of options to purchase approximately 12.8 million shares of Common Stock with exercise prices ranging from $12.25 to $211.0 per share in exchange for the same number of replacement options. Approximately 10.6 million replacement options were granted on August 29, 2001 at an exercise price of $4.21 per share of Common Stock. Under SFAS Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, stock options granted to participants of the option exchange program during the six month period prior to implementation of the option exchange program that were not cancelled as part of the program, and during the six month period following implementation of the option exchange program, are subject to variable plan accounting beginning in the fiscal quarter when the grant occurred. Accordingly, the 10.6 million replacement options that were granted outside the six month period following the implementation of the option exchange program, were subject to fixed plan accounting.

      Stock options granted during the six month period prior to implementation of the option exchange program that are not canceled as part of the program are subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. During the six months prior to implementation of the program, Inktomi granted approximately 2.8 million options, of which 0.9 million are outstanding as of September 30, 2002 at an average price of $17.95 per option, that are subject to variable plan accounting. Other stock options that are granted to participants of the program in the six months following implementation of the program will also be accounted for in this manner. 1.4 million such options were granted during the six months following implementation of the program, of which 0.6 million are outstanding as of September 30, 2002, and an average price of $7.18 per option, and are subject to variable plan accounting. Under variable plan accounting, we are required to record a non-cash compensation charge for the options until the options are exercised, forfeited or cancelled without replacement. The compensation charge will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier, over the fair market value of our Common Stock on the option’s issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. As of September 30, 2002, we have recorded no compensation charges related to this program.

Warrants

      At September 30, 2001 the following warrant was outstanding:

		Aggregate
	Common	Exercise	Expiration
	Stock	Price	Date

Common Stock	1,670,804	$137,841	April 2002

      At September 30, 2001, the outstanding warrant was exercisable. We issued this warrant in April 1997 in connection with the forgiveness of a note payable to certain founders who provided the initial technology to our company. The warrant for common stock was recorded at fair value of $68,000. The Black-Scholes method of valuation was used to determine fair value of the warrants using the following assumptions: 50% volatility, no dividends, 5% risk free rate of interest, contractual term of five years and an $0.08 (adjusted for splits) per share value of the underlying common stock. The warrant provided no rights to the holder as a shareholder of the Company prior to exercise. This warrant was cash-less exercised on a net issuance basis in January 2002, accordingly, there are no warrants outstanding at September 30, 2002.

Fair Value Disclosures

      The following information concerning both the Stock Option Plans and the ESPP (together, “The Plans”) is provided in accordance with SFAS No. 123. We account for all Plans in accordance with APB No. 25 and related interpretations; accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the Common Stock’s fair market value on the date of grant, where the number of options and exercise price are fixed. The difference between the fair value of our Common Stock and the exercise price of the stock option is recorded as deferred stock compensation, and is amortized to compensation expense over the vesting period of the underlying stock option.

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

	September 30,

	2002	2001	2000

Risk-free interest rates	3.28%-4.49%	4.57%-5.69%	5.85%-6.83%
Expected life	5 years	5 years	5 years
Dividends	0%	0%	0%
Volatility	139%	140%	104%

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following assumptions were used in determining the fair value of shares purchased under the ESPP:

	September 30,

	2002	2001	2000

Risk-free interest rates	3.66%-4.53%	4.83%-5.73%	4.83%-6.56%
Expected life	5 years	5 years	5 years
Dividends	0%	0%	0%
Volatility	139%	140%	104%

      The following comprises the pro forma information pursuant to the provisions of SFAS No. 123 (in thousands):

	September 30,

	2002	2001	2000

Net loss — historical	$(500,795)	$(296,482)	$(27,340)
Net loss — pro forma	$(564,728)	$(624,976)	$(275,163)
Basic and diluted net loss per share — historical	$(3.51)	$(2.36)	$(0.24)
Basic and diluted net loss per share — pro forma	$(3.96)	$(4.98)	$(2.43)

      These pro forma amounts may not be representative of the effects on pro forma net loss for future years as options vest over several years and additional awards are generally made each year.

(17) Related Party Transactions

      In August and October 1999, we provided a relocation loan to a management employee totaling $2.2 million. The loan was repaid in full in September 2000.

      In March 2000, we provided a relocation loan to an officer of the Company totaling $1.5 million. The officer left the Company in June 2001 and the loan was repaid in full in March 2002. This note bore interest of 6.8% per annum.

      In April 2001, we provided a relocation loan to an officer of the Company totaling $1.7 million. The note had an interest rate of 4.94% per annum. In March 2002 we began separation and severance discussions with this officer. As of March 31, 2002, we had accrued $3.1 million related to this severance as a general and administrative expense. The severance agreement totaling $3.1 million, which was executed by the parties in April 2002, provides for a general release of the Company in exchange for, among other things, the release of the officer’s loan obligation of $1.7 million. Any proceeds, up to $1.0 million, from the sale of Company stock by the officer in calendar year 2002 will offset the final amount owed to the officer.

      In December 2001, our Board of Directors approved a $5 million revolving line of credit to our Chief Executive Office. In December 2001, we provided loans to our Chief Executive Officer totaling $4.7 million of which $2.7 million was repaid prior to December 31, 2001. During the quarter ended March 31, 2002, we provided loans to our Chief Executive Officer totaling $0.9 million of which $0.1 was repaid prior to March 31, 2002. During the quarter ended June 30, 2002, we provided loans to our Chief Executive Officer totaling $2.1 million. As of September 30, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 million and $160,000, respectively. These loans are unsecured and are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2001, we provided a relocation loan to a management employee totaling $900,000. This notes bears interest at 5.61% per annum and is secured by a deed of trust in the employee’s residence. The loan is due December 2003. The employee left the Company in August 2001. The company have accrued a valuation allowance of $200,000 against the loan based on an estimate of the current value of the security interest.

      We held investments in equity securities in certain customers at September 30, 2002, 2001 and 2000. These customers comprised $4.5 million, $29.5 million, and $31.3 million of revenue, respectively. These customers did not have any accounts receivable balances as of September 30, 2002. These customers also accounted for $0.2 million, $4.0 million and $13.5 million of accounts receivable as of 2002, 2001 and 2000, respectively.

(18) Segment and Geographic Information

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

      We have two reportable operating segments: Software Products and Portal Services. Software Products revenues are composed of license, consulting, support and upgrade fees in connection with the Traffic Server network cache platform and its associated product family, Content Delivery Suite software solutions, Media Products, enterprise search products, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. Portal Services revenues are composed of revenues generated through our Web search services and Commerce Engine. We completed the sale of our Commerce Division in March 2001 and therefore, Portal Services revenues for fiscal 2002 consisted of only Web search services revenues.

      In our financial statement filed on form 10-K for the year ended September 30, 2001, revenues from our enterprise search products were included in Portal Services. In this year’s financial statements and future financial statements, revenues from our enterprise search products are recorded for this year and all prior years under Software Products. We believe this change in recording the enterprise search revenues better reflects the nature of the product as a software offering and mirrors how the product line is managed within our organization following our October 2001 restructuring.

      The Software Products segment consist only of two product groups: the content networking products and enterprise search products. In July 2002, we announced we would be reducing our investment in our content networking products group included our Software Products segment (See Note 1). In December 2002, we sold to Verity, Inc. our enterprise search software business included our Software Products segment (See Note 19).

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

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information about segments (in thousands):

	For the Year Ended September 30, 2002

			Amort. &
			Impairment of		Impairment			Loss on
			Goodwill and	Parkside	of Property,	Amort. of	Restruct-	Residual
	Software	Portal	Other	Lease	Plant &	Deferred	uring	Value
	Products	Services	Intangibles	Termination	Equipment	Compensation	Charges	Guarantee	Total

Revenues	$65,621	$47,084	$—	$—	$—	$—	$—	$—	$112,705
Operating income (loss)	$(56,673)	$13,025	$(252,821)	$(79,986)	$(102,982)	$(5,108)	$(19,869)	$(2,225)	$(506,639)

	For the Year Ended September 30, 2001

			Amort. &
			Impairment of	Acquisition	Impairment
			Goodwill and	Related	of Property,	Amort. of	Restruct-
	Software	Portal	Other	Costs and	Plant &	Deferred	uring
	Products	Services	Intangibles	IPRD	Equipment	Compensation	Charges	Total

Revenues	$140,213	$58,349	$—	$—	$—	$—	$—	$198,562
Operating loss	$(66,133)	$(15,412)	$(115,341)	$(19,927)	$(904)	$(10,645)	$(11,627)	$(239,989)

	For the Year Ended September 30, 2000

			Acquisition	Purchased	Amort. of		Impairment
			Related	In-Process	Goodwill	Amort. of	of Property,
	Software	Portal	Costs and	Research and	and Other	Deferred	Plant &
	Products	Services	IPRD	Development	Intangibles	Compensation	Equipment	Total

Revenues	$156,447	$67,770	$—	$—	$—	—	—	$224,217
Operating income (loss)	$14,328	$(25,561)	$(3,999)	$(4,400)	$(13,182)	$(8,606)	$(1,045)	$(42,465)

      For the year ended September 30, 2002, two customers represented 21% and 18% of all Portal Services revenue, and one customer represented 26% of all Software Products revenue generated. For the year ended September 30, 2001, one customer represented 20% of all Portal Services revenue generated, and no customers represented over 10% of all Software Products revenue generated. For the year ended September 30, 2000, no customers represented over 10% of all Portal Services or Network Products revenue generated.

      At September 30, 2002 and 2001, less than 10% of our tangible long-term assets were located outside the United States.

      The following table sets forth revenue information for geographic areas: (in thousands):

	September 30,

	2002	2001	2000

United States	$93,314	$159,305	$173,701
Europe	10,336	25,449	40,944
Asia	9,055	13,808	9,572

Total Revenue	$112,705	$198,562	$224,217

(19) Subsequent Events

      On October 1, 2002, we paid $5 million for the note payable payment due associated with our Parkside lease termination.

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2002, in light of continuing economic slowdown, we announced and substantially completed a restructuring and workforce reduction of approximately 85 employees to reduce our operating expenses to adjust to lower revenue levels. Headcount in all functional area were affected by the reduction.

      As a result of the reduction, we incurred a charge of $9.0 million comprised of cash-related severance and abandonment of underutilized space. As of December 27, 2002, $2.5 million of cash-related charges have been paid, with the remaining $6.5 million to be paid over the next six to nine months.

      In October 2002, a complaint was served by Teknowledge Corporation in the United States District Court for Delaware against Inktomi, Akamai Technologies, Inc. and Cable & Wireless Services, Inc. The plaintiff alleges that Inktomi products, including Traffic Server, infringe a patent owned by the plaintiff. The complaint seeks compensatory and other damages and injunctive relief. In November 2002, the Judge assigned to the case in Delaware transferred jurisdiction of the case to the Northern District of California. Inktomi intends to vigorously defend the against the allegations made by the plaintiff.

      In November 2002, in connection with the sale of our Enterprise Search division, we announced a workforce reduction of approximately 58 employees. This restructuring was substantially completed in December 2002. Headcount was mainly effected in the areas of corporate and business services, and our Enterprise Search Division.

      As a result of the reduction, we expect to incur a charge of approximately $14.5 million comprised of cash-related severance, long-lived asset impairment and underutilized space. As of December 2002, $0.7 million of cash-related charges have been paid, $0.8 million are non-cash related charges, and the remaining $13.0 million is expected to be paid over the next six to nine months. As a result of the restructuring, we expect to reduce compensation related expenses by approximately $2.5 million per quarter. We also expect to reduce facility related operating expenses by approximately $1.6 million per quarter through the end of the lease terms, and other costs by approximately $0.8 million per quarter through June of 2003, and approximately $0.1 million per quarter thereafter.

      In November 2002, we signed an agreement with Satyam Computer Services Ltd. (“Satyam”) to assign and, in some cases, subcontract the support for the remaining content networking software customers. Satyam is a provider of professional services employees in offices worldwide. In exchange, we pay Satyam a one time fee of $1 million, provide initial training and transfer certain computer infrastructure components to allow for customer support.

      On December 17, 2002, we completed the sale of our Enterprise Search Division to Verity, Inc. (“Verity”). As part of the sale Verity will pay $25.0 million in cash subject to certain adjustments, and the assumption of certain of our obligations under existing enterprise search business contracts, including customer support obligations. The transaction is structured as an asset sale. Verity acquired from us the assets relating to our enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as our XML technology assets. Of the consideration payable by Verity, $22.0 million has been paid. $3.0 million plus interest will be paid 18 months following the closing of the sale, subject to reduction for any indemnification claims made by Verity during such 18 month period. In connection with the transaction, Verity extended offers of employment to approximately 40 of our enterprise

INKTOMI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

search software business employees. The employees of our enterprise search business who are not offered or who do not accept employment by Verity will be terminated. We have also agreed not to compete with Verity in the enterprise search software business for a period of up to three years.

      On December 20, 2002, we completed the sale of our Bayside corporate headquarters for $41.5 million of cash which is expected to result in a loss of approximately $3.0 million to $4.0 million. As stipulated on our note payable in connection with the Parkside lease termination on December 20, 2002, we paid the remaining $16.5 million due on the note upon closing of the sale of our Bayside corporate headquarters. We also entered into a five-year lease with the facilities’ new owner for the portion of the property that we occupy for an aggregate lease commitment of $9.8 million net costs.

      On December 22, 2002, we entered into a definitive merger agreement with Yahoo! Inc. Under the agreement, a newly incorporated wholly-owned subsidiary of Yahoo! will merge with and into Inktomi, with Inktomi remaining as the surviving legal entity and a wholly-owned subsidiary of Yahoo! Under the terms of the merger agreement, upon completion of the merger, Yahoo! will pay to Inktomi’s stockholders $1.65 per share of Inktomi common stock outstanding and will assume any options to purchase Inktomi common stock outstanding.

      The merger is subject to a number of conditions including, among other things, approval of Inktomi’s stockholders and regulatory approvals and clearances, including under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. We currently expect the merger to be completed in the quarter ending March 31, 2003. There can be no assurance that the merger will be consummated. In the event that the proposed merger fails to close, under certain circumstances we will be required to pay Yahoo! a termination fee of $11.2 million.

      We violated the minimum cash balance convents for the months ending October and November 2002. The bank waived the covenant violations on December 27, 2002. The Company is currently negotiating to restructure its loan covenants, as it is probable that it will be in violation of the maximum GAAP loss covenants for the quarter ended December 31, 2002. In December 2002, the bank prospectively waived the maximum GAAP loss covenant for the quarter ended December 31, 2002. Accordingly, we have classified all amounts due as current under this facility at September 30, 2002. If we were required to repay the amounts borrowed under these loan arrangements, it would reduce the amount of cash we have available for our operations.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Inktomi Corporation:

      Our audits of the consolidated financial statements referred to in our report dated October 23, 2002, except as to recently issued accounting pronouncements in Note 2 and as to the subsequent events listed in Note 19 which are as of December 27, 2002, which report and consolidated financial statements are included in this Annual Report Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
October 23, 2002 except as to recently issued accounting pronouncements in Note 2 and as to the subsequent events listed in Note 19 which are as of December 27, 2002

EXHIBIT INDEX

Exhibit
Number		Description

3	.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3	.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.2b(11)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.4(3)	Bylaws of Inktomi.
4	.1(3)	Specimen Common Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10	.2(14)	1998 Stock Plan and form of agreement thereunder.
10	.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10	.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10	.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10	.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10	.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10	.9(12)	Ultraseek Stock Option Plan and form of agreement thereunder.
10	.10(11)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10	.11(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10	.12(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10	.13(14)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10	.14(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10	.15(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.16(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.17(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10	.18(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10	.19(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10	.20(14)	Amendment to 1996 Equity Incentive Plan.
10	.21(14)	Amendment to C2B Technologies 1997 Stock Plan
10	.22(14)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10	.23(14)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10	.24(13)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10	.25(15)	Amendment to the Ultraseek Stock Option Plan.
10	.26(15)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10	.27(16)	Promissory Note dated December 10, 2001 executed by David Peterschmidt for the benefit of Inktomi Corporation.
10	.28(17)	Registration Rights Agreement dated September 5, 2002 for the benefit of the landlords of our Parkside Towers office facility.

Exhibit
Number		Description

10	.29(18)	Loan Modification Agreement dated September 30, 2002 between Inktomi and Silicon Valley Bank.
10	.30(18)	Registration Rights Agreement dated August 13, 2002 for the benefit of the former stockholders of Quiver, Inc.
10.31		Portal Services Agreement between Inktomi Corporation and Microsoft Corporation dated October 28, 1999 with amendments thereto dated June 1, 2000, January 17, 2001, May 1, 2001, June 13, 2001, March 5, 2002, October 1, 2002 and December 10, 2002
10.32		Severance Agreement and Release dated December 17, 2002 between Inktomi and Dominic Gattuso.
10.33		Office Lease Agreement dated December 19, 2002 between Walton Bayside Investors IV, L.L.C. and Inktomi Corporation.
10.34		Severance Agreement and Release dated December 17, 2002 between Inktomi and Keyor Patel
10.35		Termination Letter dated April 9, 2002 between Inktomi Corporation and Ted Hally
10	.36(19)	Merger Agreement dated December 23, 2002 between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.
21.1		Subsidiaries
23.1		Consent of PricewaterhouseCoopers, LLP
99.1		Certification of David C. Peterschmidt, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Randy Gottfried, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(12)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(14)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/ A filed with the Commission on January 2, 2001.

(15)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(16)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(17)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-101258).

(18)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-98551).

(19)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on December 26, 2002.

      (b)     Reports on Form 8-K

      On September 6, 2002 we filed a Current Report on Form 8-K in connection with the restructuring of certain of Inktomi’s properties.

      On November 15, 2002 we filed a Current Report on Form 8-K announcing the sale of Inktomi’s enterprise search software business to Verity, Inc.

      On December 22, 2002 we filed a Current Report on Form 8-K announcing the execution of a merger agreement between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.

      On December 26, 2002 we filed a Current Report on Form 8-K which included the merger agreement entered into between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.