Form 10-Q/A
period 2002-06-30
INKTOMI CORP
filed 2003-01-16
CIK 1024302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2002 was 146,355,996.

Explanatory Note

      The Amendment No. 1 to Inktomi’s Quarterly Report on Form 10-Q/A is being filed in order to amend Items 1 and 2 of Part I of the Inktomi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 in order to change the presentation of certain line items on Inktomi’s Financial Statements and to supplement the disclosure provided in Items 1 and 2 relating to, among other things, certain restructurings implemented by Inktomi in fiscal 2002 and 2001, the discussion of Inktomi’s Other Income, Net, certain impairment charges recorded by Inktomi, Inktomi’s banking and loan arrangements, Inktomi’s stock option exchange program, Management’s discussion and analysis of financial condition and results of operations as well as the discussion of certain risks and uncertainties that may affect Inktomi’s operating results. These amendments have not adversely affected the financial information presented herein. Unless otherwise specifically set forth herein, information contained in this Form 10-Q/A speaks only to matters existing at June 30, 2002. For additional or more current information about Inktomi, please refer to Inktomi’s public filings made with the Securities and Exchange Commission after June 30, 2002.

INKTOMI CORPORATION

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2002

      This report on Form 10-Q/A and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; our ability to successfully penetrate the information retrieval market; our ability to continue to support the service provider market; our success generating sales through our alliances and partners; our ability to introduce new products and services and enhance existing products and services to meet customer needs; the changing composition and purchasing trends of our customer base; the composition of our revenues; our expected expenses for future periods; the outcome of our restructuring efforts; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading technologies; the possibility of acquiring complementary businesses, products, services and technologies; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings “Factors Affecting Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

	(In thousands, except per share amounts)
Revenues
Licenses	$4,772	$20,068	$37,032	$88,965
Web search services	13,139	11,374	35,562	39,276
Maintenance services	4,470	4,745	13,225	15,789
Other services	1,440	3,373	6,437	15,519

Total revenues	23,821	39,560	92,256	159,549
Cost of Revenues
Licenses	882	1,845	2,932	4,576
Web search services	3,608	6,369	11,304	19,081
Maintenance services	1,119	1,544	3,587	4,640
Other services	1,044	1,635	4,468	10,727

Total cost of revenues	6,653	11,393	22,291	39,024
Gross Profit	17,083	27,917	69,455	119,775
Operating expenses
Sales and marketing	17,224	29,837	57,434	112,323
Research and development	13,635	17,776	41,191	61,557
General and administrative	2,973	5,733	12,373	18,469
Impairment of intangibles and other assets	200,865	42,315	202,615	42,315
Amortization of intangibles and other assets	16,709	18,353	50,127	53,869
Restructuring	2,220	5,249	80,840	5,249
Acquisition related costs	—	—	—	19,497
Purchase in-process research and development	—	—	—	430

Total operating expenses	253,626	119,263	444,580	313,709

Operating loss	(236,458)	(91,096)	(374,615)	(193,184)
Impairment of investments	—	(65,895)	—	(65,895)
Other income, net	901	2,101	5,992	8,416

Loss before income tax provision	(235,557)	(154,890)	(368,623)	(250,663)
Income tax provision	(118)	(141)	(540)	(793)

Net loss	$(235,675)	$(155,031)	$(369,163)	$(251,456)

Net loss per share Basic and diluted net loss per share	$(1.62)	$(1.22)	$(2.61)	$(2.00)

Shares used in calculating basic and diluted net loss per share	145,666	126,755	141,304	125,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(Unaudited)

	(In thousands, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$15,316	$18,518
Short-term investments	74,708	65,995

Total cash and cash equivalents and short-term investments	90,024	84,513
Accounts receivable, net	14,323	22,449
Prepaid expenses and other current assets	6,616	5,915

Total current assets	110,963	112,877
Restricted cash	128,957	128,957
Investments in equity securities	—	1,381
Property and equipment, net	52,921	76,101
Intangibles and other assets, net	5,173	259,472
Loans to related parties	6,009	4,335

Total assets	$304,023	$583,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,324	$7,979
Accrued liabilities	45,293	58,646
Deferred revenue	27,667	34,610
Current portion of notes payable	15,375	2,500
Current portion of capital lease obligations	1,469	1,470

Total current liabilities	100,128	105,205
Notes payable, less current portion	—	4,231
Capital lease obligations, less current portion	432	1,418
Other liabilities	34,136	288

Total liabilities	134,696	111,142
Commitments and contingencies (Note 6)
Stockholders’ equity
Common Stock, $0.001 par value; 1,500,000 authorized at June 30, 2002 and September 30, 2001; 146,292 and 129,110 outstanding at June 30, 2002 and September 30, 2001	146	129
Additional paid-in capital	950,569	897,241
Deferred compensation and other	(7,658)	(20,824)
Accumulated other comprehensive loss	(2,547)	(2,545)
Accumulated deficit	(771,183)	(402,020)

Total stockholders’ equity	169,327	471,981

Total liabilities and stockholders’ equity	$304,023	$583,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended June 30,

	2002	2001

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(369,163)	$(251,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring	80,840	5,016
Amortization of intangibles and other assets	50,127	53,869
Depreciation and amortization	19,800	23,824
Stock based compensation	4,646	8,519
Impairment of intangibles and other assets	202,615	42,315
Impairment of investments	—	65,895
Impairment of property and equipment	791	198
Provision for doubtful accounts	(222)	6,801
Changes in assets and liabilities:
Accounts receivable	8,348	19,298
Prepaid expenses and other assets	2,630	(5,552)
Accounts payable	2,345	(3,348)
Accrued liabilities and other	(46,936)	(644)
Deferred revenue	(6,943)	(17,878)

Net cash used in operating activities	(51,122)	(53,143)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,820)	(28,052)
Purchases of short-term investments	(183,460)	(540,430)
Proceeds from sales of short-term investments	174,519	628,224
Purchases of investments in equity securities	(500)	(4,247)
Restriction of cash for lease agreements	—	(9,341)
Proceeds from sales of investments in equity securities	2,177	—
Loans to related parties	(7,700)	(2,600)
Payments received on loans to related parties	4,252	—
Acquisition of a company, net of acquired cash	—	(23,500)

Net cash provided from (used in) investing activities	(21,532)	20,054
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(2,356)	(9,106)
Proceeds from notes payable	11,000	7,500
Payments on obligations under capital leases	(987)	(2,282)
Proceeds from issuance of common stock, net of issuance costs	52,839	455
Proceeds from exercises of stock options and warrants	9,026	7,088
Proceeds from notes receivable for stock	—	65

Net cash provided by financing activities	69,522	3,720
Effect of exchange rates on cash and cash equivalents	(70)	(836)

Decrease in cash and cash equivalents	(3,202)	(30,205)
Cash and cash equivalents at beginning of period	18,518	41,879

Cash and cash equivalents at end of period	$15,316	$11,674

SUPPLEMENTAL CASH FLOW INFORMATION
Net assets (liabilities) acquired for Common Stock as a result of purchase acquisition	$—	$(1,845)

Assets acquired under capital leases	$—	$995

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

      The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Historical financial information including weighted average shares outstanding and loss per share amounts have been restated to reflect all stock splits and acquisitions accounted for as poolings of interest. Certain prior period balances have been reclassified to conform to the current period presentation.

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

	For the	For the
	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2001	2001

Pro forma revenues	$39,882	$159,978
Pro forma net loss	(158,275)	(258,650)
Pro forma basic and diluted net loss per share	$(1.24)	$(2.04)

Note 2.     Public Offering

      In November 2001, we completed a public offering of our Common Stock in which we sold approximately 13.2 million shares raising net proceeds after issuance costs and underwriters’ discounts of $52.8 million.

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Restructurings

      For the nine month period ended June 30, 2002, we accrued $80.8 million of restructuring charges. At June 30, 2002, $52.2 million remained outstanding as an accrued liability on our balance sheet.

Fiscal 2002 Third Quarter Restructuring

      In April 2002, we announced a restructuring and a workforce reduction of approximately 50 employees to reduce our operating expenses to adjust to lower revenue levels. Headcount in all of our functional areas was affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.2 million comprised of cash-related severance costs and underutilized space. As of June 30, 2002, we had paid $1.0 million of cash-related severance costs and approximately $1.2 million of the restructuring accrual remained outstanding as an accrued liability on our balance sheet for cash-related severance and under-utilized space. These payouts are expected to be made over the next six to nine months.

      The following table sets forth an analysis of the components of the fiscal 2002 third quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):

	Severance	Underutilized
	Related	Space	Total

Restructuring Provision:
Severance related	$1,952	$—	$1,952
Committed excess facilities	—	268	268

Total	1,952	268	2,220
Cash paid	(1,007)	—	(1,007)

Accrual balance at June 30, 2002	$945	$268	$1,213

Fiscal 2002 Second Quarter Restructuring

      In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings known as Parkside Towers in Foster City, California. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. As of June 30, 2002, aggregate payments to be made under the lease were approximately $315.7 million over the remaining lease term.

      During the quarter ended March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space at Parkside Towers described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted. Of the $11.4 million in restructuring charges that have been paid through June 30, 2002, $7.1 million was paid during the quarter ended June 30, 2002. As of June 30, 2002, approximately $50.9 million of the restructuring accrual remained outstanding.

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth an analysis of the components of the fiscal 2002 second quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):

	Abandoned	Asset
	Space	Write-offs	Total

Restructuring Provision:
Remaining lease liabilities	$284,615	$—	$284,615
Estimated future leasehold improvements	3,781	—	3,781
Brokerage fees	3,792	—	3,792
Estimated sublease income	(229,895)	—	(229,895)
Leasehold improvement impairment	—	12,315	12,315

Total	62,293	12,315	74,608
Cash paid	(11,432)	—	(11,432)
Non-cash charges	—	(12,315)	(12,315)

Accrual balance at June 30, 2002	$50,861	$—	50,861

Less: current portion			16,910

Accrued restructuring included in other long-term liabilities			$33,951

Fiscal 2002 First Quarter Restructuring

      During the quarter ended December 31, 2001, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses to adjust to lower revenue levels. Headcount in all of our functional areas was affected by the reduction. As a result of this workforce reduction, we incurred a charge of $4.0 million, including $2.7 million of cash related charges for severance and underutilized space. The $1.3 million non-cash write-down represents computer equipment consisting of $0.5 million of abandoned assets from our London office, which was downsized as a result of this restructuring, and $0.8 million of abandoned assets related to Content Bridge services which ceased being a revenue opportunity during the quarter.

      Of the $2.6 million in restructuring charges that have been paid through June 30, 2002, $0.2 million was paid during the third quarter of fiscal 2002. The remaining accrual of approximately $0.1 million for committed excess facilities is expected to be paid in the fourth quarter of fiscal 2002.

      The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):

	Severance	Asset	Underutilized
	Related	Write-Offs	Space	Total

Restructuring Provision:
Severance related	$2,497	$—	$—	$2,497
Property and equipment impairment	—	1,300	—	1,300
Committed excess facilities	—	—	215	215

Total	2,497	1,300	215	4,012
Cash paid	(2,497)	—	(116)	(2,613)
Non-cash charges	—	(1,300)	—	(1,300)

Accrual balance at June 30, 2002	$—	$—	$99	$99

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2001 Fourth Quarter Restructuring

      During the quarter ended September 30, 2001, we announced a restructuring and a workforce reduction of approximately 35 employees in order to reduce our operating expenses to adjust to lower revenue levels. The reduction in workforce primarily affected our employees working on wireless related products. As a result of this restructuring, we incurred a charge of approximately $7.3 million in the quarter ended September 30, 2001, including $6.6 million of cash related charges for severance and underutilized space. The $0.7 million of non-cash write-offs represent abandoned Web search assets, net of salvage, for our London office.

      Of the $4.7 million of restructuring charges that have been paid through June 30, 2002, $0.5 million was paid during our fiscal third quarter. The remaining accrual of approximately $1.8 million for committed excess facilities is expected to be paid through September 2003.

      The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):

	Severance	Asset	Underutilized
	Related	Write-Offs	Space	Total

Restructuring Provision:
Severance related	$2,201	$—	$—	$2,201
Committed excess facilities	—	—	4,375	4,375
Property and equipment impairment	—	706	—	706

Total	2,201	706	4,375	7,282
Cash paid	(2,201)	—	(2,541)	(4,742)
Non-cash charges	—	(706)	—	(706)
Accrual balance at June 30, 2002	$—	$—	$1,834	$1,834

Fiscal 2001 Third Quarter Restructuring

      In the quarter ended June 30, 2001, we announced and completed a restructuring and a workforce reduction of approximately 200 employees to reduce our operating expenses to adjust to lower revenue levels. Headcount in all of our functional areas was affected by the reduction. As a result of this workforce reduction, we incurred a charge of $5.2 million, including $5.0 million of cash charges for severance, professional fees and committed excess facilities. The $0.2 million of non-cash charges represent abandoned assets related to the Commerce division that was sold during the quarter ended March 31, 2001.

      Of the $5.0 million of restructuring charges that have been paid through June 30, 2002, $0.1 million was paid for committed excess facilities during the third quarter of fiscal 2002. As of June 30, 2002, no amount remained outstanding as an accrued liability on our balance sheet.

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth an analysis of the components of the fiscal 2001 third quarter restructuring charge and the payments made against the accrual through June 30, 2002 (in thousands):

	Severance	Asset	Other
	Related	Write-Offs	Charges	Total

Restructuring Provision:
Severance related	$3,999	$—	$—	$3,999
Professional fees	—	—	601	601
Committed excess facilities	—	—	416	416
Property and equipment impairment	—	198	—	198

Total	3,999	198	1,017	5,214
Cash paid	(3,999)	—	(1,017)	(5,016)
Non-cash charges	—	(198)	—	(198)

Accrual balance at June 30, 2002	$—	$—	$—	$—

Note 4.     Impairment of Intangibles and Other Assets

      We record impairments or write-downs of intangibles and other assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, sustained decrease in our market value relative to our net book value, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset’s fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indication of impairment arises.

      At June 30, 2002, we recorded a charge of $200.9 million in addition to the quarterly amortization of $16.7 million to reflect the impairment of intangibles and other assets, primarily related to goodwill created from our purchase of Ultraseek, Inc. In fiscal 2000, we integrated Ultraseek’s product offerings and operations into our entire organization and, therefore, the associated goodwill from this purchase transaction was accounted for as enterprise goodwill. In the quarter ended June 30, 2002, we experienced a sustained decline in our market capitalization to amounts well below our net book value. In addition, other factors occurred in the quarter ended June 30, 2002 that led us to assess whether an enterprise goodwill impairment charge was appropriate. In particular, America Online, one of our largest customers announced in April 2002, that it would not renew its Web search contract with Inktomi upon expiration in August 2002. In addition, we were experiencing continued negative cash flows during the third quarter ended June 30, 2002. We believe that both of these factors affected our overall enterprise value leading to further decreases in market capitalization. Because of these factors we recorded an enterprise goodwill impairment charge in the quarter related to the goodwill created from our purchase of Ultraseek.

      During the three months ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value as there will be no further revenue streams related to this intangible asset.

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On June 25, 2002, we entered into a Loan Modification Agreement with a bank that amended our existing loan arrangements with this bank. The Loan Modification Agreement allows for an increase in borrowings up to $6.0 million to finance expenditures for various equipment, software, and furniture and fixtures. Borrowings under the Loan Modification Agreement are collateralized by all of the equipment, software and furniture and fixtures purchased with the proceeds of the loan, which bears interest at prime rate plus 35 basis points.

      The agreement also contains a material adverse change clause whereby the Company will be in default under the loan agreement if any of the following conditions exist: (i) there occurs a material adverse change in the business operations or condition (financial or otherwise) of the Company, (ii) there is a material impairment of the prospect of repayment of any portion of the obligations outstanding under the loan facility, or (iii) there is a material impairment of the value or priority of the bank’s security interest in the collateral.

      The terms of the Loan Modification Agreement include various covenants that provide, among other things, (i) that we must maintain, on a monthly basis, a balance of unrestricted cash, unrestricted short term cash equivalents and unrestricted short term investments equal to 3.5 times the commitment amount, (ii) that we do not incur a net loss of more than $37.0 million, $36.5 million, $32.0 million, $22.0 million for the quarters ending June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003, respectively and $15.0 million for the quarter ended June 30, 2003 and every quarter thereafter and (iii) that we maintain no less than $6.0 million in cash deposits with the bank. We are currently in compliance with these covenants after receiving a waiver in July 2002 for a breach of the profitability covenant.

      On July 31, 2002, we entered into a new Loan Modification Agreement with the bank. This agreement provides a waiver of the profitability covenant for the quarter ended June 30, 2002 to the extent that the default arose out of non-cash charges for the write-off of goodwill, non-cash lease expenses or other non-cash charges relating to the anticipated termination of the synthetic lease with respect to our Bayside facilities and our subsequent purchase of these facilities. We are in compliance with the conditions of this waiver as $200.9 million of non-cash charges related to the impairment of goodwill and $1.3 million of non-cash charges related to the synthetic lease residual value guarantee loss, are not included in the loss calculation used to

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure compliance with this covenant. The loss without these non-cash charges is $33.5 million for the quarter ended June 30, 2002.

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

      In December 2001, we provided loans to our Chief Executive Officer totaling $4.7 million of which $2.7 million was repaid prior to December 31, 2001. During the quarter ended March 31, 2002, we provided loans to our Chief Executive Officer totaling $0.9 million of which $0.1 was repaid prior to March 31, 2002. During the quarter ended June 30, 2002, we provided loans to our Chief Executive Officer totaling $2.1 million. As of June 30, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 and $0.1 million, respectively. These loans are represented by full recourse

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003. These loans are included in loans to related parties. These loans were made pursuant to a $5 million revolving line of credit approved by our Board of Directors in December 2001.

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

Note 8.     Comprehensive Net Loss

      Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities that have been excluded from net loss and reflected instead in stockholders’ equity. The components of comprehensive loss are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net loss	$(235,675)	$(155,031)	$(369,163)	$(251,456)
Unrealized gain (loss) on available-for-sale securities, net of reclassification adjustment included in net loss	561	25,413	68	(60,101)
Foreign currency translation loss	(91)	(470)	(70)	(836)

Comprehensive net loss	$(235,205)	$(130,088)	$(369,165)	$(312,393)

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

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The lessors associated with lease agreements relating to our Bayside facilities (see Note 6) are structured using special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. The FASB has indicated that it will issue proposed new rules on accounting for “Entities That Lack Sufficient Independent Economic Substance”, including special purpose entities, in the form of an interpretation to SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements.

      Based on public comments from the FASB to date, the proposed interpretation will provide guidance for determining when an entity (such as us), the Primary Beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the Primary Beneficiary. The expected proposed interpretation may result in us having to consolidate the operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements (i.e. record the building and related obligation on our consolidated balance sheet). The effective date of these proposed new rules on our current operating leases could be as early as the beginning of our quarter ending June 30, 2003, and sooner on any new leases entered into after the new rules’ effective date which utilize special purpose entities or equivalent structures.

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

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Acquisition-related costs, purchased in-process research and development, amortization of intangibles and other assets, impairment of intangibles and other assets, impairment of fixed assets, restructuring, losses on residual value guarantee on operating leases and amortization of deferred compensation expense are not included in management’s evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our annual report on Form 10-K for the year ended September 30, 2001, as filed on December 31, 2001. We do not track assets by operating segments.

      Financial information about segments (in thousands):

For the Three Months Ended June 30, 2002

Accrual for
			Amort. &			Residual
			Impairment			Value
			of Intangibles		Amortization	Guarantee on
	Software	Portal	and Other		of Deferred	Operating
	Products	Services	Assets	Restructuring	Compensation	Lease	Total

(Unaudited)
Revenues	$10,682	$13,139	$—	$—	$—	$—	$23,821
Operating income (loss)	$(19,496)	$5,297	$(217,574)	$(2,220)	$(1,125)	$(1,340)	$(236,458)

	For the Three Months Ended June 30, 2001

				Impairment
			Amortization	of
			of Intangibles	Intangibles		Amortization
	Software	Portal	and Other	and Other		of Deferred
	Products	Services	Assets	Assets	Restructuring	Compensation	Total

	(Unaudited)
Revenues	$28,186	$11,374	$—	$—	$—	$—	$39,560
Operating loss	$(21,613)	$(1,711)	$(18,353)	$(42,315)	$(5,249)	$(1,855)	$(91,096)

For the Nine Months Ended June 30, 2002

Accrual for
			Amort. &			Residual
			Impairment			Value
			of Intangibles		Amortization	Guarantee on
	Software	Portal	and Other		of Deferred	Operating
	Products	Services	Assets	Restructuring	Compensation	Lease	Total

(Unaudited)
Revenues	$56,694	$35,562	$—	$—	$—	$—	$92,256
Operating income (loss)	$(46,909)	$11,862	$(252,742)	$(80,840)	$(4,646)	$(1,340)	$(374,615)

INKTOMI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Nine Months Ended June 30, 2001

Amort. &
			Impairment	Purchased
			of	In-Process
			Intangibles	Research	Acquisition-	Amortization
	Software	Portal	and Other	and	Related	of Deferred
	Products	Services	Assets	Development	Charges	Compensation	Restructuring	Total

(Unaudited)
Revenues	$113,213	$46,336	$—	$—	$—	$—	$—	$159,549
Operating loss	$(46,541)	$(16,763)	$(96,184)	$(430)	$(19,497)	$(8,520)	$(5,249)	$(193,184)

      At June 30, 2002, less than 10% of our long-term assets were located outside the United States.

      The following table sets forth revenue information for geographic areas: (in thousands):

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
United States	$20,231	$32,295	$76,814	$109,982
International	3,590	7,265	15,442	49,567

Total Revenues	$23,821	$39,560	$92,256	$159,549

Note 12.	Subsequent Events

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

      Other services revenues are composed of revenues generated through consulting and, for some historical periods, through fees generated from our Commerce Engine. Consulting fees are recognized as the services are performed or upon customer acceptance. We completed the sale of our Commerce Division in March 2001 and therefore, other services revenues for the nine months ended June 30, 2002 consisted only of consulting revenues. Our contracts for the Commerce Engine provided for payments consisting of annual infrastructure service fees, per query search fees, transaction fees from participating online merchants, per-query search fees, advertising fees, and general service fees.

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

With the remaining personnel in our content networking group, we expect to continue to support our installed base of content networking customers and partners. We believe that it will take several quarters before we will see positive results from these initiatives. Whether we see such results will be subject to a number of risks and uncertainties. See the materials under the caption “Factors Affecting Operating Results” set forth herein.

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

      Fees from licenses sold together with support and upgrade rights, consulting and implementation services are generally recognized upon delivery provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the services and the services are not essential to the functionality of the licensed software. Services are unbundled from these arrangements based on the price sold separately, or in some instances for support and upgrades, substantive renewal rates using the residual method. Our support service agreements typically have a term of one year. Any new or renewed service agreements are expected to also have terms of one year.

      Maintenance services revenues are generated through the sale of support services in connection with initial license sales and renewals of support services after the initial service period. Support services generally have a term of one-year and are recognized over the term of the support agreement.

      Other services revenues are composed of revenues generated through consulting services and commerce revenues, prior to the divestiture of our Commerce Division in March 2001. Consulting fees are recognized as the services are performed or upon customer acceptance.

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

      General services fees and per-query search fees are based, and recognized, on the query volume in the period or the minimum payments of the respective contract. Database inclusion fees are generated from customers who pay on a click-through basis and customers who pay a flat rate per page to be included in the Inktomi database. Fees based on click-throughs are recognized based on the activity for that period. Fees based on a flat rate per universal resource locator (URL) are recognized ratably over the term of the contract. Maintenance fees and search services hosting fees are recognized ratably over the term of the contract.

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

      At June 30, 2002, due primarily to the sustained decrease in our market value as well as other factors, we recorded a charge of $200.9 million in addition to the quarterly amortization of $16.7 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill which was created from our purchase of Ultraseek, Inc. See Note 4 to our June 30, 2002 financial statements for further information.

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

      Due to the declining commercial real estate market in the Bay Area, we believe that it is probable that, at the end of the lease term on August 2005, the market value of Bayside will be less than the residual value guarantee. We will accrue for this loss on a straight-line basis from April 1, 2002 to the end of the lease term. Accordingly we have accrued $1.3 million in the quarter ended June 30, 2002 as the total estimated future probable loss amounted to $18.7 million. This loss was based on the difference between the residual value guarantee amount and the value of the building determined through the use of estimated future sublease income at the end of lease term provided by a commercial real estate broker. We will continue to assess the value and accrue additional amounts each quarter until the end of the lease term.

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

      For the quarter ended June 30, 2002, two separate customers, America Online (AOL) and Microsoft, each exceeded 10% of total revenues with AOL representing 16.4% of total revenues and Microsoft representing 10.2% of total revenues. During this quarter, AOL represented 12.5% of total license revenues, 15.3% of total services revenue and 18.3% of total Web search services revenue and Microsoft represented 18.3% of total Web search services revenue. AOL also represented 24.9% of our total revenues for the nine month period ended June 30, 2002. For both the three month and nine month period ended June 30, 2001 no customer represented more than 10% of our revenues.

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

      Maintenance services revenues were $4.5 million and $13.2 million in the quarter and nine month periods ended June 30, 2002. This represents a decrease of $0.3 million or 6% in the quarter ended June 30, 2002, and a decrease of $2.6 million or 16% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The quarterly period to period decrease resulted from a decrease in our content networking maintenance revenue of $1.0 million offset by growth in our enterprise search maintenance revenues of $0.7 million. The nine month period to period decrease resulted from a decrease in our content networking maintenance revenue of $4.9 million offset by growth in our enterprise search maintenance revenues of $2.3 million. Our future emphasis on Web search markets will reduce future maintenance revenues when current maintenance agreements expire from our content network software business.

      Other services revenues were $1.4 million and $6.4 million in the quarter and nine month periods ended June 30, 2002. This represents a decrease of $1.9 million or 57% in the quarter ended June 30, 2002, and a decrease of $9.1 million or 59% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The quarterly period to period decrease resulted from the decline in our consulting revenues arising out of less software license activity. The nine month period to period decrease resulted from the decline in our consulting revenues of $2.1 million arising out of less software licenses and a decline in our Commerce Division revenues of $7.0 million (which we sold in March 2001). We expect other services revenues to be insignificant going forward.

      Web search services revenues were $13.1 million and $35.6 million in the quarter and nine month periods ended June 30, 2002. This represents an increase of $1.8 million or 16% in the quarter ended June 30, 2002, and a decrease of $3.7 million or 9% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The quarterly period to period increase was the result of growth in our database inclusion fee business of $5.2 million, or 598%, offset by a decline in our general Web search business of $3.5 million, or 33%. The nine-month period to period decrease was the result of a decline in our general Web search business of $15.8 million, or 42%, offset by growth in our database inclusion fee business of $12.1 million, or 880%. The decline in our general Web search business was primarily due to weakness in the Internet portal market, particularly from smaller or poorly funded companies who either ceased to operate or reduced their expenditures. In the future, we expect revenues from our search marketing solutions services to continue to become a greater percentage of our total Web search services revenues.

      We have received notice from AOL, one of our major portal customers, that it does not intend to renew its Web search services agreement with us when it expires in August 2002. In the three month period ended June 30, 2002, AOL represented 18.3% of our total Web search services revenues. In the nine-month period ended June 30, 2002, AOL represented 20.2% of our Web search services revenues. We expect that AOL’s cancellation will decrease revenues in our Web search services business beginning in the quarter ending September 30, 2002.

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

      Licenses cost of revenues generally consist of royalties or license fees associated with licensed technologies used in our software applications. License cost of revenues were $0.9 million and $2.9 million in the quarter and nine month periods ended June 30, 2002, a decrease of $1.0 million or 52% and a decrease of $1.6 million or 36% over the comparable periods in fiscal 2001. The period to period decrease in license cost of revenues as compared to the same period in fiscal 2001 was due to decreased license sales in fiscal 2002.

Licenses cost of revenues do not necessarily fluctuate proportionately with licenses revenue due to guaranteed minimum royalty obligations we have with certain licensed technologies.

      Maintenance services cost of revenues consists of expenses associated with our technical support department. Maintenance services cost of revenues were $1.1 million and $3.6 million in the quarter and nine month periods ended June 30, 2002. This represents a decrease of $0.4 million or 28% in the quarter ended June 30, 2002, and a decrease of $1.1 million or 23% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The decrease was primarily due to reduced headcount in our technical support department.

      Other services cost of revenues generally consists of expenses associated with our consulting services as well as depreciation and network and hosting charges associated with the operation of our former Commerce business. Other services cost of revenues were $1.0 million and $4.5 million in the quarter and nine month periods ended June 30, 2002. This represents a decrease of $0.6 million or 36% in the quarter ended June 30, 2002, and a decrease of $6.3 million or 58% in the nine month period ended June 30, 2002, over the comparable periods in fiscal 2001. The quarterly period to period decrease resulted from reduced headcount in our consulting department. The nine month period to period decrease resulted from reduced headcount and related costs of $3.1 million and a decline in our Commerce Division cost of revenues of $3.2 million (which we sold in March 2001).

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

Sales and Marketing Expenses

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff as well as expenses related to our marketing programs, including trade shows, demand creation activities, and advertising. Sales and marketing expenses were $17.2 million and $57.4 million in the quarter and nine month periods ended June 30, 2002, a decrease of $12.6 million or 42% and $54.9 million or 49% over the comparable periods of fiscal 2001. Of the $12.6 million quarterly decrease, approximately 54% was due to reduced sales and marketing headcount, 17% from reduced bad debt expense, 16% from lower commissions on reduced sales, and 13% from miscellaneous other savings. Of the $54.9 million nine-month decrease, approximately 57% was due to reduced sales, 14% from reduced marketing program spending, 11% from lower commissions on reduced sales, 10% from miscellaneous other savings, and 8% from reduced bad debt expense.

The reduction in bad debt expense in fiscal 2002 was the result of improved collections, a change in the remaining revenue mix and lower revenue.

Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs for our development efforts. Our current research and development efforts are focused on adding features and functionality across each of our current applications, developing new applications, and adapting our products to work with additional products and platforms. In connection with our July 2002 restructuring, we have significantly reduced our research and development efforts related to our content network products. Research and development expenses were $13.6 million and $41.2 million in the quarter and nine month periods ended June 30, 2002, a decrease of $4.1 million or 23% and $20.4 million or 33% over the comparable periods of fiscal 2001. Both the quarterly and nine-month decrease was primarily due to reduced research and development headcount.

General and Administrative Expenses

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including accounting, facilities, finance, human resources and legal. General and administrative expenses were $3.0 million and $12.4 million in the quarter and nine month periods ended June 30, 2002, a decrease of $2.8 million or 48% and $6.1 million or 33% over the comparable periods of fiscal 2001. The quarterly decrease was primarily due to reduced general and administrative headcount. Of the $6.1 million nine-month decrease, approximately 43% was due to reduced bad debt expense, 29% from reduced general and administrative headcount, 25% from reduced outside services, and 3% from miscellaneous other savings. The reduction in bad debt expense in fiscal 2002 was the result of a change in the remaining revenue mix, lower revenue and improved collections.

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

      At June 30, 2002, we recorded a charge of $200.9 million in addition to the quarterly amortization of $16.7 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill which was created from our purchase of Ultraseek, Inc. in July 2000. In connection with this purchase, we integrated Ultraseek’s product offerings and operations into our entire organization and, therefore, the associated goodwill from this purchase transaction was accounted for as enterprise goodwill. In the quarter ended June 30, 2002, we experienced a sustained decline in our market capitalization to amounts well below our net book value. In addition, other factors occurred in the quarter ended June 30, 2002 that led us to assess whether an enterprise goodwill impairment charge was appropriate. In particular, America Online, one of our largest customers, announced in April 2002, that it would not renew its Web search contract with Inktomi upon expiration in August 2002. In addition, we were experiencing continued negative cash flows during the third quarter ended June 30, 2002. We believe that both of these factors affected our overall enterprise value leading to further decreases in market capitalization. Because of these factors, we recorded an enterprise goodwill impairment charge in the quarter related to the goodwill created from our purchase of Ultraseek.

Restructuring Costs

Fiscal 2002 First Quarter Restructuring

      During the quarter ended December 31, 2001, in light of a continuing economic slowdown, we announced and substantially completed a restructuring and a workforce reduction of approximately 115 employees to reduce our operating expenses to adjust to lower revenue levels. Headcount in all functional areas was affected by the reduction.

      As a result of this workforce reduction, we incurred a charge of $4.0 million. The restructuring charge included $2.7 million of cash related charges for severance and underutilized space. Of the $2.6 million of restructuring charges that have been paid through June 30, 2002, $0.2 million was paid during the fiscal third quarter of fiscal 2002. The remaining accrual of approximately $0.1 million for committed excess facilities is expected to be paid during the fiscal fourth quarter.

      The $1.3 million non-cash write down represents computer equipment consisting of $0.5 million of abandoned assets in the London office that was downsized in this restructuring and $0.8 million of abandoned assets related to Content Bridge services that ceased being a revenue opportunity in the quarter.

      As a result of the restructuring we expected to reduce compensation related expenses of approximately $3.3 million per quarter. We also expected to reduce facility related operating expenses through the end of the related lease term and depreciation, through the end of the related useful lives, in the respective amounts of $0.2 million and $0.1 million per quarter. We realized the expected benefits from this restructuring effort.

Fiscal 2002 Second Quarter Restructuring

      In the quarter ending March 31, 2002, we completed our assessment of our current and future anticipated needs for operating facilities and adopted a plan to consolidate our operating facilities. In accordance with this plan, we have recorded a restructuring charge of $74.6 million during the quarter ended March 31, 2002 related to the abandonment of our lease for 381,050 square feet of office space in Parkside Towers described above. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease, impairment of leasehold improvements, estimated future leasehold improvements and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted. Of the $11.4 million of cash-related restructuring charges that have been paid through June 30, 2002, $7.1 million was paid during the fiscal third quarter. As of June 30, 2002, approximately $50.9 million of the restructuring accrual remained outstanding. As a result of the restructuring, we expected to reduce our expenses by $5.2 million per quarter including lease payments and the amortization of leasehold improvements through the end of the remaining lease term. We realized the expected benefits of these restructuring efforts.

Fiscal 2002 Third Quarter Restructuring

      In the quarter ended June 30, 2002, in light of a continuing economic slowdown, we announced and substantially completed a restructuring and a workforce reduction of approximately 50 employees to reduce our operating expenses to adjust to lower revenue levels. Headcount in all functional areas were affected by the reduction.

      As a result of this workforce reduction, we incurred a charge of $2.2 million comprised of cash-related severance and underutilized space. As of June 30, 2002, $1.0 million of cash-related restructuring charges have been paid, with the remaining $1.2 million accrual to be paid over the next six to nine months. As a result of the restructuring, we expected to reduce compensation related expenses by approximately $1.6 million per quarter. We also expected to reduce facility related operating expenses in the amount of $0.3 million per quarter through the end of the remaining lease term.

      See Note 3 to the condensed financial statements included in this quarterly report for further information.

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

Impairment of Investments

      In late 1999 and early 2000, we made numerous equity investments in both public and private companies for strategic purposes. Our approach was to invest in companies that were working to expand the markets that we believed to be strategically beneficial to us. Market conditions for technology companies began to deteriorate in late 2000 and this deterioration continued during the first half of 2001. During our quarter ended June 30, 2001 we determined that there was an other-than-temporary decline, or impairment, in value of most of our strategic investments in the amount of $65.9 million. The $65.9 million impairment charge consists of $39.7 million related to 4 public company investments and $26.2 million related to 9 private company investments. We considered the prolonged decline in overall technology market conditions as well as factors such as liquidity and market acceptance on a company specific basis.

Other Income, Net

      Other income, net generally includes interest on our cash and cash equivalents, short-term investments and long-term restricted cash, interest expenses related to our debt, capital lease obligations and realized gains or losses on disposal of assets. Other income, net totaled $0.9 million and $6.0 million in the quarter and nine month periods ended June 30, 2002, a decrease of $1.2 million or 57% and $2.4 million or 29% over the comparable periods of fiscal 2001. The nine-month period to period decrease was primarily the result of a decrease in interest income of $9.4 million in fiscal 2002, offset by realized losses on investments of $2.9 million in fiscal 2001, a $2.8 million gain relating principally to the settlement of accruals from previous one-time charges, a $0.8 million reversal of an accrual related to our former Commerce division, and a decrease of interest expense of $0.4 million in fiscal 2002. The decrease in interest income was the result of decreased cash balances.

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

      From time to time, we have used debt and leases to partially finance capital purchases. At June 30, 2002, we had $17.3 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $15.4 million of our debt at June 30, 2002 was in the form of bank loans. The loans are subject to specific financial covenants that are reported to the bank quarterly. The covenants (i) require minimum unrestricted cash, cash equivalents and short term investments of 3.5 times the commitment amount, (ii) provide that we cannot incur GAAP loss of more than $37.0 million, $36.5 million, $32.0 million, $22.0 million for the quarters ended June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003, respectively and $15.0 million for the quarter ended June 30, 2003 and every quarter thereafter, and (iii) require that we maintain no less than $6.0 million in cash deposits with the bank. We are currently in compliance with these covenants after receiving a waiver in July 2002 for a breach of profitability covenant.

      Any one or more of the following events would constitute a default under the bank facility: payment default, covenant default, the occurrence of a material adverse change, default under certain other agreements, subordinated debt and judgments, misrepresentations regarding information we have disclosed to the bank, and insolvency. Upon the occurrence of a default the bank may declare all obligations due and payable immediately, cease to advance money or credit to the company in the future, demand a deposit cash in the amount equal to the amount of any Letters of Credit remaining undrawn including all fees due over the term of the Letters of Credit, settle or adjust disputes and claims directly with account debtors for amounts that the bank considers advisable, make such payments as necessary to protect its security interest in the collateral, apply company balances held by the bank to the obligations, and sell the collateral. The Company is currently in compliance with these covenants after receiving a waiver in July 2002 for a breach of a profitability covenant. The Company is currently negotiating to restructure its loan covenants as it is probable that it will be in violation of the existing covenants for the quarter ended September 30, 2002. Accordingly, we have classified all amounts due as current under this facility at June 30, 2002. If we are required to repay the amounts borrowed under these loan arrangements, it would reduce the amount of cash we have available for our operations.

      In April 2000, we entered into a lease agreement commencing January 1, 2002 for 381,050 square feet of office space in two mid-rise office buildings known as Parkside Towers in Foster City, California. Payments under the lease commenced on January 1, 2002, when the property was delivered to Inktomi by the developer and continue over the lease term ending October 31, 2014 for one building and October 31, 2016 for the second building. Aggregate payments to be made under the lease are approximately $315.7 million over the remaining lease term.

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

      In August 2000, we entered into a synthetic lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. Under the lease terms, we are required to pay lease payments for five years to the lessor. The payments are calculated based on a floating interest rate applied against a $114 million principal value. The agreement was assigned to a third party lessor under the terms of a synthetic lease finance structure. This structure also required the creation and maintenance of a cash collateral account that limits the liquidity of $119.6 million of our cash, which is classified as long-term on the Company’s balance sheet. During the term of the lease, we have a purchase option to buy the building for $114 million or to extend the lease. If we elect not to purchase the building or extend the lease term, we have guaranteed to compensate the lessor for the difference between the market value of the building and $114 million, limited upwards to a maximum amount of $101 million (residual value guarantee). The agreement qualifies for operating lease accounting treatment, and as such the buildings are not included on our balance sheet.

      This agreement, as amended, is subject to specific financial covenants that are reported to the lessor quarterly. The covenants require (i) tangible net worth to be not less than the lesser of $125 million, plus 50% of the net proceeds from any equity offering after October 19, 2001, and $200 million, (ii) a minimum fixed charge ratio of at least 1.50 to 1.00, (iii) EBITDA of not less than a $3 million loss, and (iv) minimum net cash balances of an amount no less than the lesser of $30 million, plus 50% of the net cash proceeds from the equity offering after October 19, 2001, and $50 million. Net cash proceeds from an equity offering in November 2001 were $52.8 million. In the event that we are in default of these financial covenants, the lessor has the right to demand payment of the $114 million principal value that is being held as long-term restricted cash, and to transfer the ownership of the building to us at fair market value, which may trigger the recognition of a loss in our financial statements. At June 30, 2002, we were in violation of the covenant that required a minimum level of not less than a $3 million loss EBITDA. Our actual EBITDA was a $7.9 million loss for the quarter. We received a waiver from the financial institution through August 30, 2002 and were required under the waiver to exercise the purchase option under the synthetic lease arrangement. We were in compliance with other financial covenants in the agreement.

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

Other Matters

      In connection with the engagement of our independent auditors, our audit committee has reviewed both the audit and non-audit services provided pursuant to this engagement to ensure that our auditors satisfy the independence requirements mandated by generally accepted accounting principles and the SEC. However, our audit committee has not had the opportunity to formally approve the non-audit services provided by our auditors, as required under new federal law that was enacted July 30, 2002. We intend to seek the approval of these services by our audit committee at its next meeting which is scheduled to occur in December 2002.

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

      The risks described below are intended to discuss those risks and uncertainties known to us as of June 30, 2002 which could materially and adversely affect our business, financial condition and operating results. For additional and more current information regarding the risks and uncertainties facing Inktomi’s business please refer to our most recent public filings made with the SEC.

If we do not increase our revenues, we will fail to achieve or sustain operating profitability.

      We are not currently profitable, and our revenues have declined in recent periods. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues, particularly our enterprise search software license revenue and search marketing solutions revenue associated with our Web search services. We plan to continue to invest in technology and marketing to develop and improve our products and increase market share, but these investments and expenditures may not result in increased revenues. In the future, our revenues may continue to decline, remain flat, or grow at a slow rate, particularly in light of the current market environment. In the absence of substantial and sustained revenue growth, we cannot predict when or if we will become profitable. If we fail to achieve profitability or display significant progress towards profitability, our stock price may fall due to a lower perceived value, customers may defer or delay purchases based on our financial condition, our relationships with our partners and distributors may suffer, and we may breach financial covenants in our financial arrangements.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

      A substantial portion of our revenues is dependent on new licenses to a relatively small number of customers, which is consistent with our historical performance to date. The volume and timing of orders are difficult to predict because the markets for our products are in their early stages and the sales cycle varies substantially from customer to customer. In addition, many customers in our target markets are scrutinizing their capital spending budgets in light of the current economic conditions, and other customers have limited access to capital to fund operational needs. These companies are shifting their buying patterns as a result, taking a more cautious and measured approach to their upgrade and expansion plans. The cancellation, deferral or reduction of even a small number of licenses of any of our products would reduce our expected revenues, which would adversely affect our quarterly financial performance. To the extent significant sales occur earlier than expected, operating results for later quarters may not compare favorably with operating results from earlier quarters.

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

      Our ability to increase revenues depends, among other things, upon the growth of sales of our enterprise search software products. With our recent restructuring, an increasingly greater percentage of our license revenues will derive from our enterprise search software products. Such revenues are derived from software license fees and fees derived from support and upgrades of such software. A number of factors could cause sales of our enterprise search products to slow or decline. We face intense competition from companies with more experience in the marketplace and who offer a broad set of integrated products and services to our target customers. In addition, these companies have deeper strategic relationships and have established well developed channels to sell and distribute their products and services. We historically have sold our enterprise search products primarily at the departmental level within large enterprises, through a direct sales force. To expand our market opportunities, we will need to enhance our product and service offerings, effectively market our products as enterprise wide search and navigation solutions, develop channel and licensing programs to extend our reach, and partner with companies offering complementary products to collectively offer a broader set of integrated products. We may not be successful with these efforts.

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

If significant portal customers stop utilizing our search services, our revenues could decline.

      We expect that over time our search marketing solutions for content publishers will comprise a greater percentage of our total Web search services revenues. Our search marketing solutions revenue is dependent upon the distribution channel afforded us through the portal customers serving our search queries. Should any significant portal customers reduce or stop utilizing our search services or if such portals decline to participate in our search marketing solutions offerings, our search marketing solutions revenues would decline. In addition, we have received notice from AOL, one of our largest portal customers, that it does not intend to renew its Web search services agreement with us when it expires in August 2002. For the three month period ended June 30, 2002, America Online represented $2.4 million in Web search services revenue (18.3% of total Web search services revenue) and for the nine month period ended June 30, 2002, America Online represented $7.2 million in Web search services revenue (20.2% of total Web search services revenue). We expect that revenues from our Web search services will decrease as a result.

The shift in our focus away from the content networking market to the web search services and enterprise search software markets could have a material adverse effect on our operating results.

      Our shift in strategy away from content networking will likely reduce the average size of our software transactions and corresponding services revenue. In order to maintain existing revenue levels or achieve any revenue growth, we will need to significantly increase the average size and number of our enterprise search software licenses. Since the quarter ended December 2000, we have experienced a decline in licenses revenue from sales of our content networking software products. In July 2002, we announced a shift in our strategy to reduce our investment in our content networking products group and focus our business on the Web search services and enterprise search software markets. Our content networking software products typically had a larger per-transaction size and a larger services component than our enterprise search software products. We may not be able to increase our Web search and enterprise software revenues in amounts sufficient to offset lost revenues from our content networking business. In addition, our sales force has historically focused on selling our content networking software products. If our sales force is unable to quickly adapt to our new focus on enterprise search software products, our business and operating results will be harmed. Although we intend to continue to support customers who purchased our content networking software products and partners marketing such products, such customers and partners may view our strategic shift as a breach of certain obligations we have to them. If these customers and partners were to bring or threaten legal action against us, defending these actions could be costly to defend, time-consuming and distracting to our management team.

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

      We directly or indirectly compete against multiple companies with our software infrastructure products, including Akamai, CacheFlow, Cisco Systems, InfoLibria, Microsoft, Netscape, Network Appliance, Novell, RealNetworks and Volera. We are aware of numerous other major software developers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable TV/communications providers, software database companies, and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products based on Internet protocols and to compete in the broad Internet/ intranet software market as well as in specific market segments in which we compete.

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

We may lose customers and our business will suffer if we do not develop, license or acquire new services, products or technologies or deliver enhancements to existing products on a timely and cost-effective basis.

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

      Our products and services often require sophisticated sales efforts targeted at a limited number of key people within a prospective customer’s organization. Because the market for our products and services is relatively new, many prospective customers are unfamiliar with the services we offer. As a result, our sales effort requires highly trained sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we will need to effectively train and educate our sales force if we are to be successful in our sales related initiatives including focusing our sales efforts on our search software products, building out our lease management system, completing the deployment of our inside sales force, and streamlining our overseas sales efforts. If we are unable to continue to improve and expand our direct sales operations, we may not be able to increase market awareness and sales of our products and services, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

      We have generated a substantial portion of our historical revenues from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract or a failure to meet performance requirements, or in the case of our Web search business if there is a decline in usage of any customer’s search service, our revenues would be adversely affected. We have received notice from AOL, one of our major portal customers, that it does not intend to renew its Web search services agreement when it expires. Our potential customers and public market analysts or investors may perceive any such loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be sure that customers that have accounted for significant revenues in past periods, individually or as a group, will continue to generate revenues in any future period.

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

Any acquisitions we make could disrupt our business, increase our expenses, and create difficulties in integrating the acquired technology or products into our operations.

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

      Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. In August 2001, Network Caching Technology L.L.C. (NCT) initiated an action against us that our caching products violate one or more patents owned by NCT. The complaint seeks compensatory and other damages and injunctive relief. This case, and any future actions initiated against us, will be time consuming and expensive to defend, will distract management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

      The following table presents the amounts of our cash and cash equivalents, short-term investments and synthetic lease, that are subject to interest rate risk by year of expected maturity/expiration of the selected interest rate terms on the synthetic lease and average interest rates as of June 30, 2002:

	FY 2002	FY 2003	FY 2004	Total

	(In thousands)
Cash & Cash Equivalents	$15,316	—	—	$15,316
Average Interest Rate	0.38%	—	—
Short-term Investments	$39,803	$17,125	$17,780	$74,708
Average Interest Rate	1.75%	3.13%	3.15%
Restricted Cash	$95,699	$33,258	—	$128,957
Average Interest Rate	1.63%	1.73%	—
Synthetic Lease	$67,374	$46,626	—	$114,000
Average Interest Rate	2.08%	2.64%	—

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

Item 3.     Defaults Upon Senior Securities

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit
Number	Description

10.39*	Promissory Note dated May 14, 2002, executed by David Peterschmidt for the benefit of Inktomi Corporation.
10.40*	Conditional Waiver and Amendment by and among Inktomi Corporation, Wilmington Trust FSB, Deutsche Bank AG, New York Branch, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities Inc. dated August 13, 2002
10.41*	Third Loan Modification Agreement and Fourth Loan Modification Agreement between Inktomi and Silicon Valley Bank dated June 25, 2002 and July 31, 2002, respectively.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed with the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002.

      (b) Reports on Form 8-K

      None in the quarter ending June 30, 2002

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

INKTOMI CORPORATION

By:	/s/ RANDY GOTTFRIED

Randy Gottfried
Senior Vice President and Chief Financial Officer
(duly authorized officer and
principal financial officer)

Date: January 16, 2002

CERTIFICATIONS

      I, Randy Gottfried, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Inktomi Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

Date: January 16, 2003

/s/ RANDY GOTTFRIED

Randy Gottfried
Senior Vice President and Chief Financial Officer

      I, David Peterschmidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Inktomi Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

Date: January 16, 2003

/s/ DAVID PETERSCHMIDT

David Peterschmidt
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number		Description

10	.39*	Promissory Note dated May 14, 2002, executed by David Peterschmidt for the benefit of Inktomi Corporation.
10	.40*	Conditional Waiver and Amendment by and among Inktomi Corporation, Wilmington Trust FSB, Deutsche Bank AG, New York Branch, Deutsche Bank AG, New York and/or Cayman Islands Branch and Deutsche Bank Securities Inc. dated August 13, 2002
10	.41*	Third Loan Modification Agreement and Fourth Loan Modification Agreement between Inktomi and Silicon Valley Bank dated June 25, 2002 and July 31, 2002, respectively.
99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed with the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed August 14, 2002.