Form 10-K/A
period 2002-09-30
INKTOMI CORP
filed 2003-01-28
CIK 1024302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

INKTOMI CORPORATION

FORM 10-K/A

For the Fiscal Year Ended September 30, 2002

EXPLANATORY NOTE

      This Annual Report on Form 10-K/ A is being filed for the purpose of providing the disclosure required by Part III of Form 10-K relating to (i) our directors and executive officers, (ii) executive compensation, (iii) security ownership of certain beneficial owners and management and related stockholder matters, and (iv) certain relationships and related transactions.

PART III

Item 10.	Directors and Executive Officers of Inktomi Corporation

DIRECTORS

      The following table sets forth certain information with respect to our current directors:

			Director
Name of Director	Age	Principal Occupation	Since

David C. Peterschmidt	55	Chairman of the Board, President and Chief Executive Officer of Inktomi	1996
Dr. Eric A. Brewer	36	Chief Scientist of Inktomi and Professor in the Computer Sciences Division at U.C. Berkeley	1996
Allen J. Gula, Jr.	48	Consultant to the Office of Chairman and the Office of President of Franklin Resources	2002
Greg Myers	52	Senior Vice President and Chief Financial Officer of Symantec Corporation	2002
Roger Noall	67	Director, former Executive of KeyCorp	2002

      David C. Peterschmidt has served as our President, Chief Executive Officer and as a director since July 1996. He was appointed Chairman of the Board in December 1997. From 1991 to 1996, he served as Chief Operating Officer and Executive Vice President of Sybase, Inc., a database company. From 1988 to 1991, Mr. Peterschmidt was a consultant with The Kappa Group, a management consulting firm, where he provided senior level sales and marketing training to a variety of companies. He also currently serves as a director of Zambeel. Mr. Peterschmidt holds a Bachelor of Arts degree in Political Science from the University of Missouri and a Masters of Business Administration from Chapman College.

      Dr. Eric A. Brewer has served as a director since our inception in February 1996. From February 1996 to December 1997, Dr. Brewer was our Chief Technology Officer and was appointed Chief Scientist in December 1997. From May 1996 to July 1996, he served as our interim President and Chief Executive Officer. Dr. Brewer has been a professor in the Computer Science Division at the University of California, Berkeley since July 1994. Dr. Brewer served as a research assistant at the Massachusetts Institute of Technology from September 1989 to August 1994. Dr. Brewer is also a director of a privately held company. Dr. Brewer holds a Bachelor of Science degree in Computer Science from the University of California, Berkeley and a Doctorate degree in Computer Science from the Massachusetts Institute of Technology.

      Allen J. Gula, Jr. joined us as a director in April 2002. Mr. Gula currently serves as a consultant to the Office of Chairman and the Office of President of Franklin Resources. From August 1999 to July 2002, Mr. Gula served as the Co-President and Chief Information Officer of Franklin Resources. Prior to August 1999, Mr. Gula served as the Executive Vice President at KeyCorp and the Chairman and Chief Executive Officer for Key Services Corp. In addition to serving as a director of Inktomi, Mr. Gula is a director of several privately held companies. Mr. Gula holds a Master of Business Administration degree from Case Western Reserve University.

      Greg Myers joined us as a director in March 2002. Mr. Myers currently serves as the Senior Vice President of Finance and the Chief Financial Officer for Symantec Corporation where he is responsible for worldwide finance, business development and operations. Prior to this, Mr. Myers was vice president of financial planning and analysis for Symantec. Within this role, Mr. Myers managed Symantec’s strategic planning process, its budget and financial planning function, information technologies and the worldwide financial controller organization. Before joining Symantec in 1993, Mr. Myers was with Novell Corporation for five years as their director of financial planning and analysis. Prior to Novell, Mr. Myers has held various financial management positions for a number of companies within the Silicon Valley since 1975. Mr. Myers received a Bachelor’s degree from Cal-State University Hayward in 1972 and a Masters of Business Administration degree in finance from the University of Santa Clara in 1975.

      Roger Noall joined us as a director in December 2002. Prior to his retirement in 2000, Mr. Noall served in a number of positions at KeyCorp (banking) including General Counsel, Chief Administrative Officer and Senior Executive Vice President. Mr. Noall is also a director of Victory Funds and Victory Insurance Funds, Alleghany Corporation and The Elite Information Group, Inc. Mr. Noall holds a Bachelor of Science degree from the University of Utah, a Bachelor of Laws degree from Harvard Law School and a Masters of Laws degree from New York University Law School.

Board and Committee Meetings

      The Board of Directors held four regular meetings and nine special meetings during the fiscal year ended September 30, 2002, and acted five times by unanimous written consent. The Board of Directors has an Audit Committee, an Employee Stock Option Committee, a Compensation Committee and a Nominating Committee. From time to time, the Board has created various ad hoc committees for special purposes. No such committee is currently functioning.

      During fiscal 2002, each director attended 75% or more of the meetings of the Board of Directors and of the committees of the Board on which the director served during the period for which he was director or committee member, respectively.

Audit Committee

      The Audit Committee currently consists of directors Myers, Gula and Noall. The Audit Committee held seven meetings during fiscal 2002. The Audit Committee was comprised of only two members, Myers and Gula, as a result of a vacancy created by a resignation, for two of seven meetings during fiscal 2002. With the appointment of Roger Noall in January 2003 as a new member of the Audit Committee, the Audit Committee now is comprised of three members. The Audit Committee reviews our disclosure controls and internal accounting procedures and consults with and reviews the services provided by our independent accountants. The Audit Committee is authorized to conduct such reviews and examinations as it deems necessary or desirable with respect to the practices and procedures of the independent accountants, the scope of the annual audit, accounting controls, practices and policies, and the relationship between us and our independent accountants, including the availability of our records, information and personnel. Each of the Audit Committee members is independent as that term is defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards. The Board of Directors has adopted a written charter for the Audit Committee.

Compensation Committee

      The Compensation Committee currently consists of directors Myers and Gula. The Compensation Committee held one meeting during fiscal 2002. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers and establishes and reviews general policies relating to compensation and benefits of employees. The Board of Directors has adopted a written charter for the Compensation Committee.

Employee Stock Option Committee

      The Employee Stock Option Committee currently consists of director, David Peterschmidt. The Employee Stock Option Committee did not meet as a formal committee during the fiscal year and acted fifty times by unanimous written consent. The Employee Stock Option Committee has the authority to approve regular new hire and merit stock option grants to employees and consultants under our stock option programs, other than to executive officers. All other stock option grants must be approved by the full Board of Directors.

Nominating Committee

      The Nominating Committee did not meet as a formal committee during the last fiscal year. The Nominating Committee is generally responsible for establishing general qualification guidelines applicable to nominees to the Board of Directors, and for identifying, interviewing and recommending persons meeting such guidelines to serve as members of the Board of Directors. For the past several quarters the Board of Directors, in place of the Nominating Committee, has been actively engaged in searching for qualified individuals to serve as members of the Board of Directors.

EXECUTIVE OFFICERS

Executive Officers

      The following table sets forth certain information with respect to our current executive officers:

Name	Age	Position

David C. Peterschmidt	55	Chairman of the Board, President and Chief Executive Officer
Dr. Eric A. Brewer	36	Chief Scientist
Randy S. Gottfried	37	Senior Vice President and Chief Financial Officer
Vishal Makhijani	33	Vice President and General Manager of WebSearch
Timothy J. Stevens	36	Senior Vice President, Business Development

      For biographical summaries of David C. Peterschmidt and Dr. Eric A. Brewer, see “Directors” above.

      Randy S. Gottfried was appointed Senior Vice President and Chief Financial Officer in July 2002. He first started with us in June 1997 and was Vice President of Finance and Corporate Controller. Before joining us in 1997, Mr. Gottfried held senior financial positions for Sybase, Inc in the areas of financial planning and investor relations. Mr. Gottfried has also served in a variety of financial roles with Continental Bank NA, now part of Bank of America NA, and was an auditor with Ernst and Young. Mr. Gottfried holds a Masters in Business Management from Northwestern University’s Kellogg Graduate School of Management and an undergraduate business degree from the University of Michigan in Ann Arbor. Mr. Gottfried is also a Certified Public Accountant.

      Vishal Makhijani serves as our Vice President and General Manager of WebSearch. Makhijani has been with us since early 1999, and, prior to his role in WebSearch, Mr. Makhijani was in charge of our investor relations program. Before joining us in 1999, Makhijani worked at PricewaterhouseCoopers in PricewaterhouseCoopers’ New York and Silicon Valley practices where he helped clients, including IBM and Thomson Financial Network, with mergers, acquisitions, and public stock offerings. Mr. Makhijani holds a Bachelor of Science degree from the University of Connecticut.

      Timothy J. Stevens joined us as Vice President of Corporate and Legal Affairs, General Counsel and Assistant Secretary in July 1997 and has served in a variety of legal and business/ corporate development roles since that time. He currently serves as Senior Vice President, Business Development. Prior to joining us, Mr. Stevens was an attorney with Wilson Sonsini Goodrich & Rosati, where he served as primary outside counsel for more than thirty private and public companies, specifically in the areas of venture capital and corporate financing, public offerings, mergers and acquisitions, and securities and intellectual property law. Mr. Stevens holds Bachelor of Science degrees in Finance and Management from the University of Oregon and a Juris Doctorate degree from the University of California, Davis.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. Such executive officers, directors and 10% stockholders are also required by Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms that we have received, or written representations from certain reporting persons, we believe that for the fiscal year ended September 30, 2002, all reporting persons complied with Section 16(a) filing requirements except that Randy Gottfried inadvertently filed an incorrect Form 3 with respect to his beneficial ownership of our equity securities which was corrected in a subsequent filing.

Item 11.     Executive Compensation

SUMMARY COMPENSATION TABLE

      The following table sets forth compensation earned for the fiscal years ended September 30, 2002, 2001, and 2000 by (i) our Chief Executive Officer, (ii) the four next most highly compensated executive officers who earned more than $100,000 in fiscal year 2002 and (iii) two additional individuals for whom disclosure would have been otherwise provided but for the fact that the individuals were not serving as executive officers of Inktomi at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

					Long-Term
					Compensation
					Awards

		Annual Compensation			Securities
					Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Other	Options	Compensation(1)

David C. Peterschmidt	2002	$400,000	$169,055		1,000,000	$7,263
Chairman of the Board,	2001	400,000	132,395		1,472,000	8,487
President and					500,000
Chief Executive Officer	2000	350,000	394,070		1,200,000	8,562
Dr. Eric A. Brewer	2002	$100,000	$24,065		200,000	$1,529
Chief Scientist	2001	150,000	36,321		250,000	1,487
					75,000
	2000	150,000	86,707		150,000	1,550
Keyur Patel(2)	2002	$140,673	$8,531	$100,000(3)	700,000	$1,798
Senior Vice President,	2001	—	—		—	—
Chief Strategy Officer	2000	—	—		—	—
Timothy J. Stevens	2002	$284,777	$90,676		400,000	$9,492
Senior Vice President Business	2001	220,000	73,339		220,000	8,466
Affairs, General Counsel,					210,000
and Assistant Secretary	2000	185,000	82,660		150,000	8,479
Edward A. Hally(4)	2002	$330,000	$108,481	$46,409(5)	—	$1,744,492 (6)
Senior Vice President and	2001	225,000	83,111	300,000(7)	640,000	8,785
General Manager, Network	2000	—	—		—	—
Products
Robert Allen Shipp(8)	2002	$400,000	$130,000		—	$9,492
Senior Vice President, World	2001	16,667	—		700,000	—
Wide Field Operations	2000	—	—		—	—
Vishal Makhijani	2002	$180,000	$35,073		550,000	$3,643
Vice President and General	2001	125,833	15,523		45,100	3,537
Manager of Web Search	2000	96,542	9,586		9,000	3,281

(1)	These amounts consists of premiums on group term life insurance, medical and dental insurance and disability insurance paid on behalf of the Named Executive Officers and any severance payments made to the Named Executive Officers in connection with the termination of their employment.

(2)	Mr. Patel joined Inktomi as our Chief Strategy Officer and Senior Vice President in May 2002. His employment with us terminated in January 2003.

(3)	Mr. Patel received a sign-on bonus upon joining Inktomi in the amount of $100,000.

(4)	Mr. Hally joined Inktomi as a Senior Vice President and General Manager, Network Products in January 2001. His employment with us terminated in September 2002.

(5)	Mr. Hally received relocation assistance in the amount of $46,409.

(6)	Consists of (i) premiums on group term life insurance, medical and dental insurance and disability insurance in the amount of $9,492 and (ii) Inktomi’s forgiveness of a loan in the amount of $1,735,000 as part of Mr. Hally’s severance arrangements in connection with his termination.

(7)	Mr. Hally received a sign-on bonus upon joining Inktomi in the amount of $300,000.

(8)	Mr. Shipp joined Inktomi as our Senior Vice President, World Wide Field Operations in September 2001. His employment with Inktomi terminated in September 2002.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended September 30, 2002. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent an estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock.

						Potential Realizable
	Number of					Value at Assumed
	Securities		Percent of			Annual Rates of Stock
	Underlying		Total Options			Price Appreciation for
	Options		Granted to			Option Term(3)
			Employees in	Exercise	Expiration
Name	Granted		Fiscal Year(1)	Price(2)	Date	5%	10%

David C. Peterschmidt	220,455	(4)	1.8%	$0.43	9/10/12	$59,616	$151,080
	779,545	(4)	6.3	0.43	9/10/12	210,808	534,229
Dr. Eric A. Brewer	106,193	(4)	0.9	$0.43	9/10/12	$28,717	$72,775
	93,807	(4)	0.8	0.43	9/10/12	25,368	64,287
Keyur Patel	354,605	(5)	2.9	$1.41	5/13/12	$314,443	$796,860
	345,395	(5)	2.8	1.41	5/13/12	306,276	776,164
Edward A. Hally	—		—	—	—	—	—
Timothy J. Stevens	400,000	(6)	3.2	$0.45	8/13/12	$113,201	$286,874
Vishal Makhijani	50,000	(7)	0.4	$4.25	11/5/11	$133,640	$338,670
	100,000	(8)	0.8	2.25	4/24/12	141,501	358,592
	400,000	(6)	3.2	0.45	8/13/12	113,201	286,874
Robert Allen Shipp	—		—	—	—	—	—

(1)	Based on an aggregate of 12,381,995 options granted by Inktomi during the fiscal year ended September 30, 2002 to employees, including the Named Executive Officers.

(2)	The exercise price per share of each option was equal to the closing price on the date of grant by the Board of Directors.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of the Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(4)	Option was granted under Inktomi’s 1998 Stock Plan. All shares under the option are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. The shares vest over 50 months beginning September 2002.

(5)	Option was granted under Inktomi’s 1998 Stock Plan. All shares under the option are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. The shares vest over 50 months beginning May 2002.

(6)	Option was granted under Inktomi’s 1998 Nonstatutory Stock Option Plan. All shares under the option are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. The shares were 25% vested as of the date of grant with the remaining shares vesting over 36 months beginning August 2002.

(7)	Option was granted under Inktomi’s 1998 Nonstatutory Stock Option Plan. All shares under the option are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. The shares vest over 50 months beginning November 2001.

(8)	Option was granted under Inktomi’s 1998 Nonstatutory Stock Option Plan. All shares under the option are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. The shares were 25% vested as of the date of grant with the remaining shares vesting over 36 months beginning April 2002.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended September 30, 2002 and exercisable and unexercisable options held as of September 30, 2002.

			Number of Securities			Value of Unexercised
			Underlying Unexercised			In-the-Money
	Shares		Options/SARs at			Options/SARs at
	Acquired		September 30, 2002			September 30, 2002(2)
	On	Value
Name	Exercise	Realized(1)	Exercisable		Unexercisable	Exercisable	Unexercisable

David C. Peterschmidt	—	—	5,100,800	(3)	—	$242,000	—
Dr. Eric Brewer	—	—	725,000	(4)	—	—	—
Keyur Patel	—	—	700,000	(5)	—	—	—
Edward A. Hally	—	—	642,944	(6)	—	—	—
Timothy J. Stevens	—	—	910,000	(7)	—	—	—
Vishal Makhijani	10,901	$12,326	596,699	(8)	—	—	—
Robert Allen Shipp	—	—	700,000	(9)	—	—	—

(1)	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

(2)	Based on a value of $0.25 per share, the closing price of Inktomi’s stock on the Nasdaq National Market on September 30, 2002, minus the per share exercise price, multiplied by the number of shares underlying the option.

(3)	Includes an option to purchase 3,934,136 shares of Common Stock of which 2,205,336 shares have been exercised, an option to purchase 400,000 shares of Common Stock, an option to purchase 272,000 shares of Common Stock, an option to purchase 1,200,000 shares of Common Stock, an option to purchase 500,000 shares of Common Stock, and an option to purchase 1,000,000 shares of Common Stock. All shares under the options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. For the option of 3,934,136 shares, 100% of the shares were vested on July 1, 1998. For the option of 400,000 shares, 2% of the shares were vested on May 1, 1999, and an additional 2% of the shares become vested monthly thereafter. For the option of 272,000 shares, 2% of the shares were vested on August 1, 1999, and an additional 2% of the shares become vested monthly thereafter. For the option for 1,200,000 shares, 2% of the shares vested on August 1, 2000, and an additional 2% of the shares become vested monthly thereafter. For the option for 500,000 shares, 2% of the shares vested on October 1, 2001, and an additional 2% of the shares become vested monthly thereafter. For the option for 1,000,000 shares, 2% of the shares vested on October 10, 2002, and an additional 2% of the shares become vested monthly thereafter.

(4)	Includes an option to purchase 200,000 shares of Common Stock, an option to purchase 250,000 shares of Common Stock, an option to purchase 75,000 shares of Common Stock, and an option to purchase 200,000 shares. All shares under the options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. For the option to purchase 200,000 shares, 2% of the shares vested on October 1, 1998, and an additional 2% of the shares become vested monthly thereafter. For the option to purchase 250,000 shares, 2% of the shares vested on September 29, 2001 and an additional 2% of the shares become vested monthly thereafter. For the option to purchase 75,000 shares, 2% of the shares vested on October 21, 2001 and an additional 2% of the shares become vested monthly thereafter. For the option to purchase 200,000 shares, 2% of the shares vested on October 10, 2002 and an additional 2% of the shares become vested monthly thereafter.

(5)	Includes an option to purchase 700,000 shares of Common Stock. All shares under the option are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. The shares vest ratably over 50 months beginning June 2002.

(6)	Includes two options to purchase 300,000 shares of Common Stock each and a third option to purchase 40,000 shares of Common Stock. All shares under the options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. For the first option of 300,000 shares, the shares vest ratably over 50 months beginning February 2001. For the second option of 300,000 shares, the shares vest ratably over 50 months beginning October 2001. For the third option of 40,000 shares, 100% of the shares become vested in May 2002.

(7)	Includes an option to purchase 80,000 shares of Common Stock, a second option to purchase 40,000 shares of Common Stock, a third option to purchase 210,000 shares of Common Stock, a fourth option to purchase 180,000 shares of Common Stock and a fifth option to purchase 400,000 shares of Common Stock. All shares under the options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. For the first option, 2% of the shares vested on September 30, 2001, and an additional 2% of the shares become vested monthly thereafter. For the second option, 100% of the shares become vested in May 2002. For the third option, the shares vest rateably over 50 months beginning September 2001. For the fourth option, the shares vest rateably over 50 months beginning October 2001. For the fifth option, 25% of the shares vested as of August 2002 with the remaining shares vesting ratably over 36 months.

(8)	Includes an option to purchase 12,500 shares of Common Stock, a second option to purchase 7,000 shares of Common Stock, a third option to purchase 23,100 shares of Common Stock, a fourth option to purchase 15,000 shares of Common Stock, a fifth option to purchase 50,000 shares of Common Stock, a sixth option to purchase 100,000 shares of Common Stock and a seventh option to purchase 400,000 shares of Common Stock. All shares under the options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. For the first option, the shares vest rateably over 50 months beginning January 2001. For the second option, 100% of the shares became vested in May 2002. For the third option, the shares vest ratably over 50 months beginning September 2001. For the fourth option, the shares vest ratably over 50 months beginning October 2001. For the fifth option, the shares vest ratably over 50 months beginning December 2001. For the sixth option, 25% of the shares vested as of April 2002 with the remaining shares vesting ratably over 36 months. For the seventh option, 25% of the shares vested as of August 2002 with the remaining shares vesting ratably over 36 months.

(9)	Includes an option to purchase 700,000 shares of Common Stock. All shares under the options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares at cost. The shares vest ratably over 50 months beginning October 2001.

DIRECTOR COMPENSATION

      Directors do not currently receive any cash compensation from Inktomi for their service as members of the Board of Directors, although they are reimbursed for expenses in connection with attendance at Board and Committee meetings. Under Inktomi’s 1998 Stock Plan, nonemployee directors are eligible to receive stock option grants at the discretion of the Board of Directors or other administrators of the plan. In March 2002, the Board of Directors granted Greg Myers an option to purchase 100,000 shares of Common Stock at an exercise price of $4.18 per share in connection with his becoming a member of our Board of Directors. In April 2002, the Board of Directors granted Allen Gula an option to purchase 100,000 shares of Common Stock at an exercise price of $2.98 per share in connection with his becoming a member of our Board of Directors. In September 2002, the Board of Directors granted options to purchase 100,000 shares of Common Stock to each of Allen Gula and Greg Myers at an exercise price of $0.43 per share in connection with their continued service as members of the Board of Directors. The shares under these options vest on a monthly basis over 50 months, subject to continued service as a member of the Board of Directors. Except for the options described above, no other options were granted to directors in fiscal 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF

CONTROL PLANS AND AGREEMENTS

      Inktomi has an employment agreement with David C. Peterschmidt, its President and Chief Executive Officer. The agreement provides for an initial annual salary of $150,000. The agreement is for no specified length of term, and either party has the right to terminate the agreement at any time with or without cause. The agreement does not provide for any mandatory severance, although Inktomi has the right to continue to pay Mr. Peterschmidt his then current salary for up to 12 months following termination of employment, in which case Mr. Peterschmidt may not compete against Inktomi for such time period.

      Inktomi had an employment agreement with Edward A. Hally, Senior Vice President and General Manager of Network Products. The agreement was for no specified length of term, and either party had the right to terminate the agreement at any time with or without cause. The agreement provided that if Mr. Hally was terminated without cause then he was entitled to continue receiving pay at his then current monthly salary for a period of six months from the date of termination. In April 2002, Mr. Hally signed a release in connection with his termination wherein Mr. Hally waived compliance with his employment agreement in return for (i) an 8 month paid leave of absence, (ii) the forgiveness of an employee loan made to Mr. Hally in the amount of $1,735,000, and (iii) a cash payment of $992,273 used to offset, in part, tax incurred by Mr. Hally in connection with the forgiveness of the employee loan.

      Inktomi had an employment agreement with Keyur Patel, Inktomi’s Senior Vice-President and Chief Strategy Officer that provided for an initial base salary of $350,000. In addition, Mr. Patel was entitled to participate in Inktomi’s Management Bonus Plan with a target annual bonus of 65% of his base salary, payable on a quarterly basis. The agreement was for no specified length of term and either party had the right to terminate the agreement at any time with or without cause. The agreement also provided that if Mr. Patel’s employment was terminated (either by Mr. Patel or Inktomi) following an acquisition of Inktomi by a third party, or a change in Inktomi’s CEO position, then Mr. Patel would be entitled to a lump sum payment equal to the amount of salary and bonus Mr. Patel would have received had he been employed through April 2003. In December 2002, Mr. Patel signed a release in connection with his termination wherein Mr. Patel waived compliance with his employment agreement in return for a lump sum payment of $245,808.

      Under each of Inktomi’s stock option plans, all shares under the options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement giving Inktomi the right in the event of any termination of employment to repurchase all then unvested shares. Each of Inktomi’s stock option plans also provide that each outstanding option will fully vest in the event an optionee is terminated from employment without cause within twelve months of a change of control of Inktomi.

      Each of the executive officers of Inktomi have entered into Management Retention and Change of Control Agreements that provide for full vesting of all outstanding options and restricted stock in the event such executive is constructively terminated within twelve months of a change of control of Inktomi.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Currently directors Greg Myers and Allen Gula serve as members of the Compensation Committee of the Board of Directors. At the beginning of our 2002 fiscal year, directors Fred Harman, Alan Shugart and Frank Gill served on our Compensation Committee. In March 2002, with the resignation of Fred Harman from our Board, Greg Myers was appointed to the Compensation Committee. In June 2002, with the resignations of Alan Shugart and Frank Gill from our Board, Allen Gula was appointed to the Compensation Committee. None of these individuals was an officer or employee of Inktomi or of any of its subsidiaries during fiscal 2002. Mr. Peterschmidt participates in the discussions and decisions regarding salaries and incentive compensation for all executive officers of Inktomi, except that Mr. Peterschmidt is excluded from discussions regarding his own salary and incentive compensation.

      In March 2002, the Board of Directors granted Greg Myers an option to purchase 100,000 shares of Common Stock at an exercise price of $4.18 per share in connection with his becoming a member of our Board of Directors. In April 2002, the Board of Directors granted Allen Gula an option to purchase 100,000 shares of Common Stock at an exercise price of $2.98 per share in connection with his becoming a member of our Board of Directors. In September 2002, the Board of Directors granted options to purchase 100,000 shares of Common Stock to each of Allen Gula and Greg Myers at an exercise price of $0.43 per share in connection with their continued service as members of the Board of Directors. The shares under these options vest on a monthly basis over 50 months, subject to continued service as a member of the Board of Directors.

FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL ACCOUNTANT

      For the fiscal year ended September 30, 2002, PricewaterhouseCoopers LLP, our independent auditor and principal accountant, billed the fees set forth below.

Audit Fees

      Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) in connection with its audit of the Company’s consolidated financial statements as of and for the year ended September 30, 2002 and its limited reviews of the Company’s unaudited condensed consolidated interim financial statements were $432,000.

Financial Information Systems Design and Implementation Fees

      During the year ended September 30, 2002, PricewaterhouseCoopers rendered no professional services to the Company in connection with the design and implementation of financial information systems.

All Other Fees

      In addition to the fees described above, aggregate fees of $775,000 were billed by PricewaterhouseCoopers during the year ended September 30, 2002, primarily for the following professional services (in millions):

Audit-related services(a)	$565,000
Income tax compliance and related tax services	$210,000

(a)	Audit related fees include fees for issuance of consents, audits of the Company’s employee benefit plans, accounting consultancy and due diligence assistance during the year.

      The Audit Committee considered and determined that the accountant’s provision of information technology services (financial information systems design and implementation) and other non-audit services is compatible with the accountant’s independence.

Item 12.     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of September 30, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1998 Stock Plan, the 1998 Nonstatutory Stock Option Plan, and 1998 Employee Stock Purchase Plan, each as amended, as well as options assumed in acquisitions.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in the first column)

Equity compensation plans approved by security holders(1)	8,644,205	$5.756	2,412,298
Equity compensation plans not approved by security holders(2)	11,575,087	4.269	3,260,346
Total	20,219,292	4.905	5,672,644

(1)	Includes securities to be issued and available for future issuance under our 1998 Stock Plan, and our 1998 Employee Stock Purchase Plan.

(2)	Includes securities to be issued and available for future issuance under our 1998 Nonstatutory Stock Option Plan.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the common stock beneficially owned by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of the executive officers of Inktomi, (iii) each of our directors and (iv) all officers and directors as a group, as of January 1, 2003. Except as otherwise noted, the address of each person listed in the table is c/o Inktomi Corporation, 4100 East Third Avenue, Foster City, California 94404.

	Amount and
	Nature of	Percent of
	Beneficial	Common
Name	Ownership(1)	Stock

David C. Peterschmidt(2)	5,338,237	3.18%
Eric A. Brewer(3)	4,575,276	2.80%
Allen J. Gula, Jr.(4)	200,000	*
Greg Myers(5)	200,000	*
Roger Noall(6)	100,000	*
Randy S. Gottfried(7)	503,053	*
Vishal Makhijani(8)	607,194	*
Timothy J. Stevens(9)	910,000	*
All directors and executive officers as a group (8 Persons)	12,433,760	7.26%

*	Less than one percent of the outstanding common stock as of January 1, 2003.

(1)	This table is based on information supplied by executive officers and directors of Inktomi and on any Schedules 13D or 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after January 1, 2003 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Percentage of beneficial ownership is based on 162,890,548 shares of Inktomi common stock outstanding as of January 1, 2003. Unless otherwise indicated in the footnotes below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Includes 215,178 shares held by David C. Peterschmidt and Roxanne N. Peterschmidt, Trustees of the Peterschmidt Family Trust U/D/T Dtd 12/30/91, and 22,259 shares held by Mr. Peterschmidt. Also includes options held by Mr. Peterschmidt to purchase 5,100,800 shares of common stock. The options are fully exercisable although as of January 1, 2003, 2,090,325 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Mr. Peterschmidt ceases to be an employee of Inktomi.

(3)	Includes 3,156,931 shares held by Dr. Eric A. Brewer and 693,345 shares held by the Dr. Eric A. Brewer Living Trust, Dr. Eric A. Brewer, Trustee. Also includes options held by Dr. Brewer to purchase 725,000 shares of common stock. The options are fully exercisable, although as of January 1, 2003, 439,333 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Dr. Brewer ceases to be an employee of Inktomi.

(4)	Includes options held by Allen J. Gula, Jr. to purchase 200,000 shares of common stock. The options are fully exercisable, although as of January 1, 2003, 178,000 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Mr. Gula ceases to be a director of Inktomi.

(5)	Includes options held by Greg Myers to purchase 200,000 shares of common stock. The options are fully exercisable, although as of January 1, 2003, 176,000 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Mr. Myers ceases to be a director of Inktomi.

(6)	Includes options held by Roger Noall to purchase 100,000 shares of common stock. The options are fully exercisable, although as of January 1, 2003, 100,000 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Mr. Noall ceases to be a director of Inktomi.

(7)	Includes 3,053 shares held by Randy S. Gottfried. Also includes options held by Mr. Gottfried to purchase 500,000 shares of common stock. The options are fully exercisable, although as of January 1, 2003, 500,000 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Mr. Gottfried ceases to be an employee of Inktomi.

(8)	Includes 10,495 shares held by Vishal Makhijani. Also includes options held by Mr. Makhijani to purchase 596,699 shares of common stock. The options are fully exercisable, although as of January 1, 2003, 379,029 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Mr. Makhijani ceases to be an employee of Inktomi.

(9)	Includes options held by Timothy J. Stevens to purchase 910,000 shares of common stock. The options are fully exercisable although as of January 1, 2003, 457,914 shares issuable upon exercise of the options were subject to a right of repurchase at cost in the event Mr. Stevens ceases to be an employee of Inktomi.

Item 13.     Certain Relationships and Related Transactions.

CERTAIN RELATED TRANSACTIONS

      Certain other transactions are described under the caption “Compensation Committee Interlocks and Insider Participation.”

      In April 2001, we provided Edward Hally, Senior Vice President and General Manager of Network Products, a relocation loan in the amount of $1.7 million dollars, in connection with his relocation to the San Francisco Bay Area. In April 2002, in connection with his termination, we forgave this loan and, in October 2002, provided Mr. Hally with a cash payment in the amount of $992,273 used to offset, in part, tax incurred by Mr. Hally in connection with the forgiveness of a loan.

      In December 2001, our Board of Directors approved a $5 million revolving line of credit to David Peterschmidt, our Chief Executive Officer. In December 2001, we provided loans to our Chief Executive Officer totaling $4.7 million of which $2.7 million was repaid prior to December 31, 2001. During the quarter ended March 31, 2002, we provided loans to our Chief Executive Officer totaling $0.9 million of which $0.1 million was repaid prior to March 31, 2002. During the quarter ended June 30, 2002, we provided loans to our Chief Executive Officer totaling $2.1 million. As of September 30, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 million and $160,000, respectively. These loans are unsecured and are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003.

      Each of our executive officers has entered into Management Retention and Change of Control Agreements that provide for full vesting of all outstanding options and restricted stock in the event such executive is constructively terminated within twelve months of a change of control of Inktomi.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2003.

INKTOMI CORPORATION

/s/ DAVID C. PETERSCHMIDT

David C. Peterschmidt
Chairman of the Board, President
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dated indicated.

Signature		Title	Date

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt		Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	January 28, 2003

/s/ RANDY GOTTFRIED Randy Gottfried		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2003

/s/ ERIC BREWER* Eric A. Brewer		Director and Chief Scientist	January 28, 2003

/s/ ALLEN J. GULA, JR.* Allen J. Gula, Jr.		Director	January 28, 2003

/s/ GREG MYERS* Greg Myers		Director	January 28, 2003

/s/ ROGER NOALL* Roger Noall		Director	January 28, 2003

*By	/s/ RANDY GOTTFRIED Attorney-in-fact

CERTIFICATIONS

I, David C. Peterschmidt, certify that:

      1.     I have reviewed this annual report on Form 10-K/A of Inktomi Corporation;

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

______________________________________ David C. Peterschmidt
President and Chief Executive Officer

Date: January 28, 2003

CERTIFICATIONS

I, Randy Gottfried, certify that:

      1.     I have reviewed this annual report on Form 10-K/A of Inktomi Corporation;

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

______________________________________ Randy Gottfried
Chief Financial Officer

Date: January 28, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3	.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3	.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.2b(11)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.4(3)	Bylaws of Inktomi.
4	.1(3)	Specimen Common Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10	.2(14)	1998 Stock Plan and form of agreement thereunder.
10	.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10	.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10	.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10	.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10	.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10	.9(12)	Ultraseek Stock Option Plan and form of agreement thereunder.
10	.10(11)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10	.11(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10	.12(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10	.13(14)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10	.14(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10	.15(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.16(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.17(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10	.18(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10	.19(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10	.20(14)	Amendment to 1996 Equity Incentive Plan.
10	.21(14)	Amendment to C2B Technologies 1997 Stock Plan
10	.22(14)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10	.23(14)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10	.24(13)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10	.25(15)	Amendment to the Ultraseek Stock Option Plan.
10	.26(15)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10	.27(16)	Promissory Note dated December 10, 2001 executed by David Peterschmidt for the benefit of Inktomi Corporation.
10	.28(17)	Registration Rights Agreement dated September 5, 2002 for the benefit of the landlords of our Parkside Towers office facility.

Exhibit
Number		Description

10	.29(18)	Loan Modification Agreement dated September 30, 2002 between Inktomi and Silicon Valley Bank.
10	.30(18)	Registration Rights Agreement dated August 13, 2002 for the benefit of the former stockholders of Quiver, Inc.
10	.31(20)	Portal Services Agreement between Inktomi Corporation and Microsoft Corporation dated October 28, 1999 with amendments thereto dated June 1, 2000, January 17, 2001, May 1, 2001, June 13, 2001, March 5, 2002, October 1, 2002 and December 10, 2002
10	.32(20)	Severance Agreement and Release dated December 17, 2002 between Inktomi and Dominic Gattuso.
10	.33(20)	Office Lease Agreement dated December 19, 2002 between Walton Bayside Investors IV, L.L.C. and Inktomi Corporation.
10	.34(20)	Severance Agreement and Release dated December 17, 2002 between Inktomi and Keyor Patel
10	.35(20)	Termination Letter dated April 9, 2002 between Inktomi Corporation and Ted Hally
10	.36(19)	Merger Agreement dated December 23, 2002 between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.
21	.1(20)	Subsidiaries
23	.1(20)	Consent of PricewaterhouseCoopers, LLP
99.1		Certification of David C. Peterschmidt, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Randy Gottfried, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(12)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(14)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/ A filed with the Commission on January 2, 2001.

(15)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(16)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(17)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-101258).

(18)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-98551).

(19)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on December 26, 2002.

(20)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K filed with the Commission on December 30, 2002.

      (b)     Reports on Form 8-K

      On September 6, 2002 we filed a Current Report on Form 8-K in connection with the restructuring of certain of Inktomi’s properties.

      On November 15, 2002 we filed a Current Report on Form 8-K announcing the sale of Inktomi’s enterprise search software business to Verity, Inc.

      On December 23, 2002 we filed a Current Report on Form 8-K announcing the execution of a merger agreement between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.

      On December 26, 2002 we filed a Current Report on Form 8-K which included the merger agreement entered into between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.