Form 10-K/A
period 2002-09-30
INKTOMI CORP
filed 2003-02-04
CIK 1024302

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

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EXHIBIT 99.1
EXHIBIT 99.2

INKTOMI CORPORATION

FORM 10-K/A

For the Fiscal Year Ended September 30, 2002

		Page

PART III
Item 12.	Security Ownership of Certain Beneficial Owners and Related Stockholder Matters	1
SIGNATURES		2
CERTIFICATIONS		3

EXPLANATORY NOTE

      This Annual Report on Form 10-K/ A is being filed for the purpose of correcting certain information with respect to Inktomi’s equity compensation plans provided under Item 12 of Part III of Form 10-K.

PART III

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

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in the first column)

Equity compensation plans approved by security holders(1)	9,981,394	$4.01	2,412,298
Equity compensation plans not approved by security holders(2)	16,487,557	4.11	3,260,346
Total	26,468,951	4.09	5,672,644

(1)	Includes securities to be issued and available for future issuance under our 1998 Stock Plan and our 1998 Employee Stock Purchase Plan.

(2)	Includes securities to be issued and available for future issuance under our 1998 Nonstatutory Stock Option Plan.

1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2003.

INKTOMI CORPORATION

/s/ DAVID C. PETERSCHMIDT

David C. Peterschmidt
Chairman of the Board, President
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dated indicated.

Signature		Title	Date

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt		Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	February 3, 2003

/s/ RANDY GOTTFRIED Randy Gottfried		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2003

/s/ ERIC BREWER* Eric A. Brewer		Director and Chief Scientist	February 3, 2003

/s/ ALLEN J. GULA, JR.* Allen J. Gula, Jr.		Director	February 3, 2003

/s/ GREG MYERS* Greg Myers		Director	February 3, 2003

/s/ ROGER NOALL* Roger Noall		Director	February 3, 2003

*By	/s/ RANDY GOTTFRIED Attorney-in-fact

2

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

Date: February 3, 2003

3

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
Chief Financial Officer

Date: February 3, 2003

4

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