Form 10-Q
period 2002-12-31
INKTOMI CORP
filed 2003-02-14
CIK 1024302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

Commission File Number 0-24339

INKTOMI CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	94-3238130 (I.R.S. Employer Identification No.)

4100 East Third Avenue
Foster City, California 94404
(Address of principal executive offices)

(650) 653-2800
(Registrant’s telephone number, including area code)
______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes  ☒    No ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of January 31, 2003 was 163,157,711.

INKTOMI CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 31, 2002

     This report on Form 10-Q and other oral and written statements made by the Company to the public contain and incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,’’ “believe,’’ “expect,’’ “intend,’’ “may,’’ “will’’ and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general direction of our business; our pending acquisition by Yahoo!, Inc.; our ability to successfully penetrate the information retrieval market; our ability to continue to support the service provider market; our success generating sales through our alliances and partners; our ability to introduce new products and services and enhance existing products and services to meet customer needs; the changing composition and purchasing trends of our customer base; the composition of our revenues; our expected expenses for future periods; the outcome of our restructuring efforts; our ability to improve our sales and distribution capabilities; our focus on both domestic and international markets; our ability to develop and maintain productive relationships with providers of leading technologies; the possibility of acquiring complementary businesses, products, services and technologies; the impact of dispositions; and the conditions of markets that impact our business. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the headings “Factors Affecting Operating Results,’’ “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in other reports filed with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We do not assume any obligation to revise forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	December 31,

	2002	2001

	(Unaudited) (In thousands, except per share amounts)

Revenues
Web search services	$9,975	$10,628
Licenses	1,810	17,440
Maintenance services	1,720	2,418
Other services	350	2,564

Total revenues	13,855	33,050
Cost of Revenues
Web search services	2,881	4,277
Licenses	585	329
Maintenance services	477	1,118
Other services	368	2,041

Total cost of revenues	4,311	7,765
Gross Profit	9,544	25,285
Operating expenses
Sales and marketing	2,943	17,988
Research and development	5,087	12,925
General and administrative	3,127	5,182
Amortization of goodwill and other intangibles	—	539
Restructuring	18,854	2,638
Impairment of fixed assets and loss on asset sale	5,358	1,300
Impairment of goodwill and other intangibles	—	1,750

Total operating expenses	35,369	42,322

Operating loss	(25,825)	(17,037)
Other income, net	1,413	3,363

Loss before income tax provision	(24,412)	(13,674)
Income tax provision	(27)	(189)

Net loss from continuing operations	(24,439)	(13,863)
Discontinued Operations
Income (Loss) from discontinued operations net of tax effect (Including gain on disposal of $12,396 for the three months ended December 31, 2002)	7,487	(15,578)

Net Loss	$(16,952)	$(29,441)

Earnings per share
Basic and diluted net loss per share
Net loss per share from continuing operations	$(0.15)	$(0.10)
Net income (loss) from discontinued operations	0.05	(0.12)

Net Loss	$(0.10)	$(0.22)

Weighted average shares outstanding
Shares used in calculating basic and diluted net loss per share	162,284	136,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	September 30, 2002

	(Unaudited)
	(In thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$44,365	$17,292
Short-term investments	14,695	28,115

Total cash and cash equivalents and short-term investments	59,060	45,407
Accounts receivable, net	3,301	10,864
Prepaid expenses and other current assets	3,715	5,533

Total current assets	66,076	61,804
Investments in equity securities	551	331
Property and equipment, net	15,642	62,536
Goodwill, net	—	8,207
Other intangibles, net	—	1,821
Other assets	3,643	4,708
Loans to related parties	5,895	5,809

Total assets	$91,807	$145,216

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,423	$10,021
Accrued liabilities	29,025	30,180
Deferred revenue	15,160	26,767
Current portion of notes payable	2,373	30,003
Current portion of capital lease obligations	1,014	1,210

Total current liabilities	49,995	98,181
Capital lease obligations, less current portion	—	216
Other liabilities	10,927	185

Total liabilities	60,922	98,582
Commitments and contingencies (Note 6)
Stockholders’ equity
Common Stock, $0.001 par value; 1,500,000 authorized at December 31, 2002 and September 30, 2002, respectively; 162,891 and 162,109 outstanding at December 31, 2002 and September 30, 2002, respectively	163	162
Additional paid-in capital	951,814	952,602
Deferred compensation and other	(460)	(2,039)
Accumulated other comprehensive loss	(865)	(1,276)
Accumulated deficit	(919,767)	(902,815)

Total stockholders’ equity	30,885	46,634

Total liabilities and stockholders’ equity	$91,807	$145,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

INKTOMI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Ended December 31,

	2002	2001

	(Unaudited)
	(In thousands)
Cash flows from operating activities from continuing operations
Net loss from continuing operations	$(24,439)	$(13,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash portion of restructuring charge	16,320	215
Amortization of intangibles and other assets	—	539
Depreciation	2,445	6,866
Stock based compensation	136	1,978
Impairment of intangibles and other assets	—	1,750
Loss on sale of building	3,441	—
Impairment of property and equipment	1,917	1,300
Provision for doubtful accounts	201	710
Changes in assets and liabilities:
Accounts receivable	4,608	95
Prepaid expenses and other assets	2,193	3,712
Accounts payable	(8,172)	(3,918)
Accrued liabilities and other	(6,569)	(14,832)
Deferred revenue	(7,019)	(3,704)

Net cash used in operating activities from continuing operations	(14,938)	(19,152)
Cash flows from investing activities from continuing operations
Purchases of property and equipment	(2,742)	(499)
Purchases of short-term investments	(43,314)	(90,752)
Proceeds from sales and maturities of short-term investments	56,749	50,852
Purchases of investments in equity securities	—	(500)
Proceeds from sale of building	41,596	—
Proceeds from sales of investments in equity securities	—	498
Loans to related parties	(87)	(4,700)
Payments received on loans to related parties	—	2,700

Net cash provided from (used in) investing activities from continuing operations	52,202	(42,401)
Cash flows from financing activities from continuing operations
Payments on notes payable	(27,630)	(1,106)
Payments on obligations under capital leases	(412)	(177)
Proceeds from issuance of common stock, net of issuance costs	—	52,839
Proceeds from exercises of stock options and warrants	656	7,975

Net cash provided from (used in) financing activities from continuing operations	(27,386)	59,531
Net Cash flow provided from discontinued operations	17,183	1,716
Effect of exchange rates on cash and cash equivalents	12	(86)

Increase (decrease) in cash and cash equivalents	27,073	(392)
Cash and cash equivalents at beginning of period	17,292	18,518

Cash and cash equivalents at end of period	$44,365	$18,126

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

     We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2002 filed with the SEC on December 30, 2002.

     On December 17, 2002, we consummated the divestiture of our Enterprise Search division to Verity Inc. in a transaction accounted for as a sale of assets. The Enterprise Search division is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been reclassified from the Company’s results of and cash flow from continuing operations for all periods presented in this document.

     The accompanying condensed consolidated financial statements include the accounts of Inktomi Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to the current period presentation.

     On December 22, 2002, we entered into a definitive merger agreement with Yahoo! Inc. Under the agreement, a newly incorporated wholly-owned subsidiary of Yahoo! will merge with and into Inktomi, with Inktomi remaining as the surviving legal entity and a wholly-owned subsidiary of Yahoo! Under the terms of the merger agreement, upon completion of the merger, Yahoo! will pay to Inktomi’s stockholders $1.65 per share for each share of Inktomi common stock outstanding and will assume any outstanding options to purchase Inktomi common stock.

     The merger is subject to a number of conditions including, among other things, approval of Inktomi’s stockholders and regulatory approvals and clearances, including under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. On February 10, 2003, the required waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, expired. We currently expect the merger to be completed in the quarter ending March 31, 2003. There can be no assurance that the merger will be consummated. In the event that the proposed merger fails to close, under certain circumstances we will be required to pay Yahoo! a termination fee of $11.2 million.

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Discontinued Operations

     On December 17, 2002, we completed the sale of our Enterprise Search division to Verity, Inc. (“Verity’’). In consideration for the sale, Verity agreed to pay $25.0 million in cash subject to certain adjustments, and assumed certain of our obligations under existing enterprise search business contracts, including customer support obligations. The transaction was structured as an asset sale. The gain on the sale was $12.4 million. Verity acquired from us the assets relating to our enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as our XML technology assets. Of the total consideration payable by Verity, $22.0 million has been paid. $3.0 million plus interest will be paid to us 18 months following the closing of the sale, subject to reduction for any indemnification claims made by Verity during such 18 month period. The $3.0 million in contingent consideration has been excluded from the computation of the gain on the transaction. The gain on the sale is recorded in Income from Discontinued Operations in the Consolidated Statement of Operations.

     The Enterprise Search division is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-lived Assets and therefore, the results of operations and cash flows have been reclassified from the Company’s results of and cash flow from continuing operations for all periods presented in this document. The Enterprise Search division was part of the Company’s Software Products reporting segment. The results of operations for the Enterprise Search division have been excluded from the Segment information footnote (see Note 11).

     Summarized selected financial information for the discontinued operations is as follows:

	For the Three Months Ended
	December 31,

	2002	2001

Revenue	$3,640	$5,934
Gross Profit	3,081	4,775
Operating Expenses	7,990	20,343

Net loss before income tax provision	(4,909)	(15,568)
Income tax provision	—	(10)

Net loss from discontinued operations	(4,909)	(15,578)
Gain on disposal	12,396	—

Income (loss) from discontinued operations	$7,487	$(15,578)

     The gain on disposal is calculated as follows:

Proceeds from disposal	$22,000
Net assets and liabilities disposed:
Accounts receivable, net	(2,445)
Prepaid expenses and other current assets	(649)
Property and equipment, net	(237)
Goodwill and other intangibles, net	(9,896)
Deferred revenue	5,623
Disposal costs	(2,000)

Gain on disposal	$12,396

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Verity did not assume outstanding accrued liabilities as part of the transaction. As of December 31, 2002, approximately $0.2 million of accrued liabilities related to operating expenses of and disposal cost for the Enterprise Search division.

     Cash flow provided by discontinued operations were $17.2 million and $1.7 million for the quarter ended December 31, 2002 and 2001, respectively, and is calculated as follows:

	For the Three Months Ended
	December 31,

	2002	2001

Net loss from discontinued operations	$(4,909)	$(15,578)
Amortization	132	16,170
Change in assets and liabilities	(40)	1,124

Net cash provided from (used in) operating activities from discontinued operations	(4,817)	1,716
Proceeds from disposal	22,000	—

Net cash flow provided from discontinued operations	$17,183	$1,716

     In October and November 2002, we announced certain restructuring actions related to our discontinued Enterprise Search division. The Company recorded a charge of $3.7 million, net of tax, in discontinued operations associated with these restructurings in the three months ended December 31, 2002.

Note 3. Restructurings

Fiscal 2003 First Quarter Restructuring

     For the quarter ended December 31, 2002, we accrued $18.9 million for restructuring charges from continuing operations and $3.7 million from discontinued operations. At December 31, 2002, $17.8 million for restructuring remained outstanding as an accrued liability on our balance sheet of which $10.9 million is included in long-term liabilities.

     In October 2002, in light of continuing economic slowdown, we announced and substantially completed a restructuring and workforce reduction of 24 employees from continuing operations to reduce our operating expenses to adjust to lower revenue levels. 61 employees from discontinued operations were also part of the workforce reduction. Headcount in all functional areas was affected by the reduction.

     In November 2002, in connection with the sale of our Enterprise Search division, we announced a workforce reduction of 23 employees from continuing operations. 35 employees from discontinued operations were also part of the workforce reduction. This restructuring was completed in December 2002. Headcount was affected in the areas of corporate and business services as well as our Enterprise Search division.

     As a result of the above restructurings, we incurred a charge of $18.9 million from continuing operations and $3.7 million from discontinued operations comprised of cash-related severance and abandonment of underutilized space. The charges for the abandonment of underutilized space included offices in Chicago, New York, Virginia, Redwood City, San Francisco, San Diego and international offices in Tokyo and London. These offices were closed as a result of the reduction of employees at these locations and the Company’s decision to abandon the leases in this quarter.

     Approximately $11.6 million of the charge relates to one facility in Redwood City with a remaining lease term through June 2010. Lease abandonment costs for this facility were estimated to include the

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining lease liabilities through the term of the lease and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by commercial real estate brokers. These estimates will be reviewed on a periodic basis and to the extent hat these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted.

     Approximately $4.8 million of the above charges were paid in the quarter ended December 31, 2002. Cash-related severance will be paid over the next six months. The remaining lease obligations will be paid over the next seven years.

     The following table sets forth an analysis of the components of the fiscal 2003 first quarter restructuring charge and the payments made against the accrual through December 31, 2002 (in thousands):

		Underutilized
	Severance Related	Space	Total

Restructuring provision from continuing operations:
Severance related	$2,534	$—	$2,534
Underutilized Space:
Remaining lease obligations	—	19,723	19,723
Office closure and settlement costs	—	2,763	2,763
Estimated sublease income	—	(6,166)	(6,166)

Total continuing operations	2,534	16,320	18,854

Restructuring provision from discontinued operations:
Severance related	3,730	—	3,730

Total discontinued operations	3,730	—	3,730

Total	6,264	16,320	22,584
Cash paid	(4,514)	(290)	(4,804)

Accrual balance at December 31, 2002	$1,750	$16,030	$17,780

Fiscal 2002 Fourth Quarter Restructuring

     In July 2002, we announced plans to focus our business on Web search and search software markets. As a result, we significantly scaled back the content networking products group and related corporate infrastructure and eliminated 286 positions from continuing operations and 4 positions from discontinued operations and closed several sales offices around the world. As a result of this restructuring, we incurred a charge of $15.3 million from continuing operations and $0.1 million from discontinued operations, made up of $11.9 million of severance and related expenses and $3.5 million in costs associated primarily with the consolidation of sales offices in North America and Europe. Approximately $2.9 million of the charge was paid in the quarter ended December 31, 2002 and the remainder will be paid over the next nine months.

     The following table sets forth an analysis of the components of the fiscal 2002 fourth quarter restructuring charge and the payments made against the accrual through December 31, 2002 (in thousands):

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Underutilized
	Severance Related	Space	Total

Restructuring provision from continuing operations:
Severance related	$11,805	$—	$11,805
Committed excess facilities	—	3,535	3,535

Total continuing operations	11,805	3,535	15,340

Restructuring provision from discontinued operations:
Severance related	69	—	69

Total discontinued operations	69	—	69

Total	11,874	3,535	15,409
Cash paid	(10,080)	(1,133)	(11,213)

Accrual balance at December 31, 2002	$1,794	$2,397	$4,196

Fiscal 2002 Third Quarter Restructuring

     In April 2002, we completed a restructuring and a workforce reduction of approximately 43 employees from continuing operations and 7 employees from discontinued operations to reduce our operating expenses. All of our functional areas were affected by the reduction. As a result of this workforce reduction, we incurred a charge of $2.0 million from continuing operations and $0.3 million from discontinued operations. We recorded a reduction to the fiscal 2002 third quarter restructuring provision of $0.3 million in the fourth quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated. Approximately $78,000 of the charge was paid in the quarter ended December 31, 2002 and the remainder will be paid over the next twelve months.

     The following table sets forth an analysis of the components of the fiscal 2002 third quarter restructuring charge and the payments made against the accrual through December 31, 2002 (in thousands):

		Underutilized
	Severance Related	Space	Total

Restructuring provision from continuing operations:
Severance related	$1,692	$—	$1,692
Committed excess facilities	—	268	268

Total continuing operations	1,692	268	1,960

Restructuring provision from discontinued operations:
Severance related	260	—	260

Total discontinued operations	260	—	260

Total	1,952	268	2,220
Cash paid	(1,638)	(100)	(1,738)
Release of excess accrual	(273)	—	(273)

Accrual balance at December 31, 2002	$41	$168	$209

Fiscal 2001 Fourth Quarter Restructuring

     In the quarter ended September 30, 2001, we instituted a restructuring and a workforce reduction of approximately 33 employees to reduce our operating expenses. The reduction in workforce primarily affected our employees working on wireless related products, which is part of our content networking products group. As a result of this restructuring, we incurred a charge of approximately $6.5 million from continuing operations and $40,000 from discontinued operations in the quarter ended September 30, 2001.

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded a reduction to the fiscal 2001 fourth quarter restructuring provision of $0.2 million in the fourth quarter of fiscal 2002, as actual costs for under utilized space were lower than originally anticipated. This charge included costs associated with underutilized space and office consolidations related primarily to approximately eight sales offices in North America and the United Kingdom. Approximately $32,000 of the charge was paid in the quarter ended December 31, 2002 and the remainder will be paid over the next 24 months.

     The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the accrual through December 31, 2002 (in thousands):

	Severance Related	Underutilized Space	Total

Restructuring provision from continuing operations:
Severance related	$2,161	$—	$2,161
Committed excess facilities	—	4,375	4,375

Total continuing operations	2,161	4,375	6,536

Restructuring provision from discontinued operations:
Severance related	40	—	40

Total discontinued operations	40	—	40

Total	2,201	4,375	6,576
Cash paid	(2,201)	3,096)	(5,297)
Release of excess accrual	—	(200)	(200)

Accrual balance at December 31, 2002	$—	$1,079	$1,079

Note 4. Impairment of Fixed Assets and Loss on Asset Sale

     During the quarter ended December 31, 2002, we incurred $1.9 million of asset impairment charges as a result of our restructurings (see Note 3). The downsizing in our field offices resulted in the abandonment of fixed assets. The $1.9 million write-down represents $0.1 million of computer equipment, $0.3 million of abandoned assets, primarily computer equipment and furniture and fixtures, and leasehold improvements from our Tokyo office, $0.8 million of abandoned assets, primarily computer equipment and furniture and fixtures, and leasehold improvements from our London office and $0.7 million of abandoned furniture and fixtures and leasehold improvements from various offices in the U.S.

     In August 2000, we entered into an operating lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. This operating lease was commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to Inktomi as lessee. Under the lease terms, we were required to pay lease payments for five years to the lessor. The payments were calculated based on a floating interest rate applied against a $114 million principal value.

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

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     On December 20, 2002, we completed the sale of our Bayside corporate headquarters for $41.6 million which resulted in a loss of $3.4 million. We also entered into a five-year lease with the facilities’ new owner for the portion of the property that we occupy for an aggregate lease commitment of $9.8 million net of costs.

Note 5. Calculation of Net Loss per Share

     Shares of Common Stock used in computing basic and diluted net loss per share (“EPS”) are based on the weighted average shares of Common Stock outstanding in each period. Basic net loss per share is calculated by dividing net loss by the average number of outstanding shares of Common Stock during the period. Diluted net loss per share is calculated by adjusting the average number of outstanding shares of Common Stock assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. Excluded from the computation of diluted earnings per share for the quarter ended December 31, 2002 and December 31, 2001 are options to acquire 4.7 million and 26.5 million shares of Common Stock, respectively as their effects would be anti-dilutive.

Note 6. Commitment and Contingencies

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

     In October 2002, a complaint was served by Teknowledge Corporation in the United States District Court for Delaware against Inktomi, Akamai Technologies, Inc. and Cable & Wireless Services, Inc. The plaintiff alleges that Inktomi products, including Traffic Server, infringe a patent owned by the plaintiff. The complaint seeks compensatory and other damages and injunctive relief. In November 2002, the Judge assigned to the case in Delaware transferred jurisdiction of the case to the Northern District of California. Inktomi intends to vigorously defend the allegations made by the plaintiff.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Network Caching, Teknowledge or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2002.

Litigation Related to the Yahoo! Merger

     Persons alleging to be shareholders of Inktomi have filed three lawsuits relating to our pending merger with a wholly-owned subsidiary of Yahoo!. On January 22, 2003, an alleged holder of Inktomi common stock filed a purported derivative and class action lawsuit captioned Tuttle v. Myers, et al. , Case No. CIV 428695, in California Superior Court for the County of San Mateo. The complaint names as defendants each of our five directors and names Inktomi as a nominal defendant. The complaint alleges that, in pursuing the transaction with Yahoo! and approving the merger agreement, the directors breached their fiduciary duties to the holders of Inktomi common stock and Inktomi by, among other things, engaging in self-dealing, abusing control of the company, failing to obtain the highest price reasonably available for Inktomi and its shareholders, committing waste of corporate assets and failing to properly value Inktomi. The complaint further alleges that the merger agreement resulted from a flawed process and that the directors tailored the terms of the merger to meet the needs of two directors. The complaint also alleges that Inktomi directly breached and/or aided and abetted the directors’ alleged breaches of fiduciary duties. The complaint seeks, among other things, certification of the litigation as a class action, a declaration that the merger agreement was entered into in breach of the directors’ fiduciary duties, a preliminary and permanent injunction enjoining Inktomi, the directors and others from consummating the merger, a direction requiring that the directors exercise their fiduciary duties to obtain a transaction which is in the best interests of the Inktomi shareholders, rescission of the merger or any of the terms thereof to the extent implemented, an award of costs, including attorneys’ and experts’ fees, and other unspecified relief.

     On January 24, 2003, an alleged holder of Inktomi common stock filed a purported class action lawsuit captioned Malachinski v. Peterschmidt, et al. , Case No. CIV 428824, in the California Superior Court for the County of San Mateo. On January 29, 2003 an alleged holder of Inktomi common stock filed a purported class action lawsuit captioned Zakary v. Peterschmidt, et al. , Case No. CIV 428898, in the same Superior Court. The complaint in the Zakary action is substantially identical to the complaint in the Malachinski action. Both complaints name as defendants three of our five current directors, two of our former directors and Inktomi.

     The complaints in the Malachinski and Zakary actions allege that our directors breached their fiduciary duties in connection with the proposed acquisition by Yahoo! by, among other things, approving a transaction in which they allegedly stand to receive financial benefits not shared by the other Inktomi shareholders, retaining a financial advisor (Thomas Weisel Partners) that has business ties to Yahoo!, failing to obtain the best offer possible for Inktomi’s shareholders, agreeing to the termination fee provisions of the merger agreement, failing to adequately value Inktomi, and failing to make complete and adequate disclosure of alleged material facts regarding the transaction and the events that preceded the execution of the merger agreement. The plaintiffs seek, among other things, certification of their respective actions as class actions, a declaration that the directors have breached their fiduciary duties, an order requiring the defendants to indemnify the shareholders for the alleged breaches of fiduciary duty, an injunction enjoining the merger or rescinding it, if consummated, an order requiring defendants to make additional disclosures, an award of compensatory and/or rescissory damages, an award of interest, attorneys’ fees, expert fees and other costs, and other unspecified relief.

     On January 29, 2003, the plaintiff in the Malachinski action filed a motion for expedited discovery and an order temporarily enjoining the merger. On January 30, 2003, the Malachinski action was removed from the Superior Court to the United States District Court for the Northern District of California. On January 31, 2003, the Zakary action was removed from the Superior Court to the same District Court. We filed motions to dismiss the Malachinski and Zakary actions on February 5, 2003 and February 6, 2003, respectively.

     Based on its review of the three complaints, Inktomi believes that the allegations in the Tuttle, Malachinski and Zakary actions are without merit and intends, along with the directors, to defend the actions vigorously. In the event that holders of a majority of the outstanding shares of Inktomi common stock vote in favor of adoption of the merger agreement, in addition to any other defenses Inktomi and the directors may assert, Inktomi and the directors intend to rely upon the approval of the proposal to adopt the merger agreement in defense of the claims asserted in the actions. Specifically, Inktomi and the directors intend to argue that the approval of the proposal to adopt the merger agreement by holders of a majority of the shares of our common stock constitutes a ratification or acceptance of the conduct that is the subject of plaintiffs’ complaints. Inktomi and the directors further intend to argue that such ratification or approval constitutes a complete defense to the claims asserted in the complaints or otherwise operates to protect them from liability or increase the plaintiffs’ burdens of pleading and proof in the actions.

     At December 31, 2002, our notes payable of $2.4 million consisted of an equipment loan collateralized by the underlying equipment. We have a line of credit based on the current accounts receivable balances. At December 31, 2002, we had not drawn any amounts against this line of credit. Our bank loans are subject to specific financial covenants that are reported to the bank monthly. The covenants (i) require minimum unrestricted cash, cash equivalents and short term investments of $27.5 million, (ii) provide that we cannot incur GAAP loss of more than $10.3 million, $7.6 million, $4.7 million, $1.3 million for the quarters ended December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 respectively, (iii) require that we maintain all US bank deposits at the bank, and (iv) require that we maintain at least $25.0 million of tangible net worth.

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     We violated the minimum cash balance covenants for the months ending October and November 2002. The bank waived the covenant violations in December 2002. In December 2002, the bank waived the GAAP loss covenant for the quarter ended December 31, 2002. We violated the tangible net worth covenant for December 2002 and January 2003 and received a waiver from the bank. The bank also prospectively waived the tangible net worth covenant for February 2003.

     We have entered into non-cancelable operating leases for office space and equipment with original terms ranging from six months to 10 years. The future minimum lease payments under non-cancelable operating leases, and the future lease and sublease income under non-cancelable lease and sublease agreements at December 31, 2002 are as follows (in thousands):

	Operating	Lease & Sublease
	Leases	Income

Nine months ending September 30, 2003	$6,131	$965
Year ending September 30, 2004	5,749	114
Year ending September 30, 2005	4,821	—
Year ending September 30, 2006	3,892	—
Year ending September 30, 2007	3,939	—
Thereafter	6,281	—

Total minimum lease payments	$30,813	$1,079

     Our corporate headquarters consist of approximately 130,000 square feet of office space in Foster City, California. In December 2002, we sold the property and leased back the portion we now occupy. The lease is for a period of five years renewable at our election for three successive five year periods. The lease may also be terminated at our election after two years in exchange for a fee. Aggregate payments to be made under the lease are approximately $9.8 million, net of costs, over the lease term ending December 19, 2007.

     At September 30, 2002, we had a note resulting from the lease termination agreement with the landlords of our Parkside facilities. From the note inception to January 21, 2003, we applied an imputed annual interest rate of 6%. The loan was payable $5.0 million on or before October 1, 2002 and the remainder earlier of (i) January 21, 2003 or (ii) the date of the sale of the Bayside facility. On October 1, 2002, we paid the initial amount due of $5.0 million and on December 20, 2002, we paid the remaining $16.5 million upon the close of the Bayside facility. This loan was collateralized by our Bayside corporate headquarters facility.

Note 7. Related Party Transactions

     In December 2001, our Board of Directors approved a $5 million revolving line of credit to our Chief Executive Officer. As of December 31, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 million and $234,000, respectively. During the quarter ended December 31, 2002, interest of $74,000 was accrued. These loans are unsecured and are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003.

     In January 2001, we provided a relocation loan to a management employee totaling $900,000. This notes bears interest at 5.61% per annum and is collateralized by a deed of trust in the employee’s residence. The loan is due December 2003. The employee left the Company in August 2001. During the quarter ended September 30, 2002, the Company accrued a valuation allowance of $200,000 against the loan based on an estimate of the current value of the collateral.

     We held investments in equity securities in certain customers at December 31, 2002. These customers comprised $40,000 and $0.8 million of revenue during the quarters ended December 31, 2002 and 2001 respectively. These customers did not have any accounts receivable balances as of December 31, 2002.

Note 8. Comprehensive Net Loss

     Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities that have been excluded from net loss and reflected instead in stockholders’ equity. The components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended
	December 31,

	2002	2001

Net loss	$(16,952)	$(29,441)
Unrealized gain on available-for-sale securities, net of reclassification adjustment included in net loss	189	61
Foreign currency translation gain	152	1,037

Comprehensive net loss	$(16,611)	$(28,343)

Note 9. Stock Option Exchange Program

     In February 2001, the Inktomi Board of Directors approved a stock option exchange program. Under this program, all employees (including executive officers and outside directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was February 28, 2001. The number of shares subject to the new options were equal to the number of shares subject to the old options, and the exercise price of the new options was the fair market value of Inktomi Common Stock on the date they were granted. The new options have the same vesting schedule as the old options and are immediately exercisable as to vested shares when granted (however, new options granted to executive officers and outside directors lost three months of vesting and were subject to a trading blackout of three months following the grant). The exchange resulted in the voluntary cancellation of options to purchase approximately 12.8 million shares of Common Stock with exercise prices ranging from $12.25 to $211.00 per share. Approximately 10.6 million replacement options were granted on August 29, 2001, of which 4.1 million shares are outstanding as of December 31, 2002, at an exercise price of $4.21 per share of Common Stock. Accordingly, the 10.6 million replacement options that were granted outside the six month period following the implementation of the option exchange program, were subject to fixed plan accounting.

     Stock options granted during the six month period prior to implementation of the option exchange program that were not cancelled as part of the program are subject to variable plan accounting beginning in the fiscal quarter ended March 31, 2001. During the six months prior to implementation of the program, Inktomi granted approximately 2.8 million options, of which 0.6 million are outstanding as of December

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2002, at an average price of $17.90 per option, that are subject to variable plan accounting. Also subject to variable plan accounting are 1.4 million options, of which 0.4 million shares are outstanding as of December 31, 2002, at an average price of $7.18 per option, that were granted to participants of the program during the six months following implementation of the program. These options are subject to variable plan accounting. Under variable plan accounting, we are required to record a non-cash compensation charge for the options until the options are exercised, forfeited or cancelled without replacement. The compensation charge will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair market value of our Common Stock on the option’s issuance date. The resulting compensation charge to earnings will be recorded as the underlying options vest. Depending upon movements in the market value of our Common Stock, this accounting treatment may result in significant compensation charges in future periods. As of December 31, 2002, we have recorded no compensation charges related to this program.

Note 10. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB’’) issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The impairment review required under SFAS 142 will involve a two-step process as follows:

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

     We adopted SFAS 142 as of October 1, 2002. Upon implementation we allocated the goodwill associated with the Quiver acquisition to a reporting unit consisting of the Enterprise Search division. We further concluded that since the fair value of the Enterprise Search division exceeded the carrying value, including the Goodwill from the Quiver acquisition there was no further need for an impairment assessment. As of December 31, 2002 no goodwill remains on the balance sheet.

     The following table presents the quarters ended December 31, 2002 and 2001 results of operations reformatted to exclude goodwill amortization. These adjusted results are presented as required by SFAS 142 to allow a comparison between actual results and the adjusted results. The first table includes income from continuing operations and earnings per share from continuing operations. The second table presents the same data for the total company including both continuing operations and discontinued operations:

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended
Continued Operations Only	December 31,

	2002	2001

Net loss from continuing operations:
Reported net loss from continuing operations	$(24,439)	$(13,863)
Add: Goodwill amortization	—	539
Adjusted net loss from continuing operations	$(24,439)	$(13,324)
Basic and diluted net loss per share from continuing operations:
Reported net loss from continuing operations	$(0.15)	$(0.10)
Add: Goodwill amortization	—	—
Adjusted net loss from continuing operations	$(0.15)	$(0.10)
Weighted average shares outstanding used in per share
calculation	162,284	136,660

	For the Three Months Ended
Continued and Discontinued Operations	December 31,

	2002	2001

Net loss:
Reported net loss	$(16,952)	$(29,441)
Add: Goodwill amortization	—	16,709
Adjusted net loss	$(16,952)	$(12,732)
Basic and diluted net loss per share from continuing operations:
Reported net loss	$(0.10)	$(0.22)
Add: Goodwill amortization	—	0.12
Adjusted net loss	$(0.10)	$(0.09)
Weighted average shares outstanding used in per share
calculation	162,284	136,660

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We implemented SFAS 144 during the quarter ended December 31, 2002. In accordance with the provisions of SFAS 144 we accounted for the sale of our Enterprise Search division as discontinued operations presenting the effect of the enterprise search division separately in the statements of operations and cash flow (see Note 2). Other than this, the implementation of SFAS 144 did not have a material effect on our financial statement.

     In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF’’) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We will adopt FSAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45’’), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 were adopted by the Company in the three months period ended December 31, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We are currently assessing what the impact of the guidance would be on our financial statements.

     In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21’’) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the company would result in an adoption in the quarter ending September 30, 2003. We are currently assessing what the impact of the guidance would be on our financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company will implement the interim disclosure provisions of SFAS 148 in the three months ending March 31, 2003. Except for the disclosure of the pro forma effect using the fair value method on an interim basis the company believes that the adoption of this standard will have no material impact on its financial statements.

Note 11. Segment and Geographic Information

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

     We have two reportable operating segments: Software Products and Portal Services. Software Products revenues are composed of license, consulting, support and upgrade fees in connection with the Traffic Server network cache platform and its associated product family, Content Delivery Suite software

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solutions, Media Products, Traffic Core, Traffic Edge, Traffic Controller and Inktomi Media Publisher. Portal Services revenues are composed of revenues generated through our Web search services.

     As described in note 2 on December 17, 2002 we completed the sale of our Enterprise Search division. The results of operations from the Enterprise search division have been reclassified as discontinued operations for the quarters ended December 31, 2002 and December 31, 2001. Enterprise search used to be part of our Software products segment. As a result of the discontinuance, the results of our Enterprise search division have been reclassified out of the result of our Software Products segment.

     We evaluate performance and allocate resources to our operating segments based on a variety of factors, including revenues, operating profit, market potential, customer commitments and strategic direction.

     Amortization of intangibles and other assets, impairment of intangibles and other assets, impairment of fixed assets, restructuring, and amortization of deferred compensation expense are not included in management’s evaluation of performance by the operating divisions, as they are primarily organizational in nature. The accounting policies of the reportable segments are the same as those described in Note 1.

     Operating results about segments (in thousands):

	For the Three Months Ended December 31, 2002

				Impairment
				of Fixed	Amort. of
	Portal	Software	Restructuring	Assets and Loss	Deferred
	Services	Products	Charges	on Asset Sale	Compensation	Total

Revenues	$9,975	$3,880	$—	$—	$—	$13,855
Operating income (loss)	$(565)	$(912)	$(18,854)	$(5,358)	$(136)	$(25,825)

	For the Three Months Ended December 31, 2001

					Impairment
			Amort. & Impairment		of Fixed	Amort. of
			of Intangibles &	Restructuring	Assets and Loss	Deferred
	Portal Services	Software Products	Other Assets	Charges	on Asset Sale	Compensation	Total

Revenues	$10,628	$22,422	$—	$—	$—	$—	$33,050
Operating income (loss)	$2,231	$(11,063)	$(2,289)	$(2,638)	$(1,300)	$(1,978)	$(17,037)

     Total assets by segments at December 31, 2002 (in thousands):

	Portal Services	Software Products	Corporate	Total

Total assets	17,222	811	73,774	91,807

     Total assets by segments at September 30, 2002 (in thousands):

	Portal Services	Software Products	Corporate	Total

Total assets	18,867	17,633	108,716	145,216

     At December 31, 2002, approximately 13% of our tangible long-term assets were located outside the United States.

INKTOMI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table sets forth revenue information for geographic areas (in thousands):

	For the Three Months Ended
	December 31,

	2002	2001

United States	$10,105	$28,121
Europe	1,685	1,809
Asia	2,065	3,120

Total Revenue Total	$13,855	$33,050

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

Overview

     We are a leading OEM provider of World Wide Web search services for Internet portals and search destination sites. Through our paid inclusion services, we also provide content publishers greater access to end users through postal and destination site customers of our search engine services.

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

     The merger is subject to a number of conditions including, among other things, approval of Inktomi’s stockholders and regulatory approvals and clearances, including under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. On February 10, 2003, the required waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, expired. We currently expect the merger to be completed in the quarter ending March 31, 2003. There can be no assurance that the merger will be consummated. In the event that the proposed merger fails to close, under certain circumstances we will be required to pay Yahoo! a termination fee of $11.2 million.

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

     Licenses revenues are composed of license and upgrade fees in connection with our content networking products, including our Traffic Server network cache platform, our Content Delivery Suite software solutions, our Media Products, Traffic Core, Traffic Edge, Traffic Controller, Inktomi Media Publisher, and our Personal Edge product. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met.

     Maintenance service revenues are generated through maintenance fees related to our software products. Maintenance service fees are recognized ratably over the term of the maintenance agreement.

     Other services revenues are composed of revenues generated through consulting. Consulting fees are recognized as the services are performed or upon customer acceptance.

     Since April 2001, we have undertaken a number of restructurings, particularly workforce reductions and real estate consolidations, to react to market conditions. In July 2002, our work force reductions were particularly significant in our content networking group, which has historically generated revenues from the now struggling service provider market. In addition to the workforce reductions, we also significantly reduced the resources devoted to this business. Further, in November 2002, we signed an agreement with Satyam Computer Services Ltd. to assign and, in some cases, subcontract the support for our remaining content networking software customers. Satyam is a provider of professional services in offices worldwide. Satyam took over most support obligations beginning in January 2003. In exchange, we pay Satyam a one-time fee, provide initial training and transfer of certain computer infrastructure components to allow for customer support. The cost of the agreement is approximately $1.0 million which will be recognized over the remaining life of existing customer support contracts. We expect revenues and expenses for our content networking product line to eventually decline to zero in fiscal 2003.

     Further, in December 2002, we consummated the divestiture of our Enterprise Search division to Verity, Inc. in a transaction accounted for as a sale of assets. As part of the sale, we received $22 million in cash, with an additional $3 million to be paid within 18 months of the closing of this asset sale, subject to certain conditions. As a result of the divestiture the results of operations and cash flows for the Enterprise Search division have been classified as discontinued operations in the statement of operation and statement of cash flow for the three months ended December 31, 2001 and 2002.

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

Revenue Recognition

Web search services

     Web search services revenues are generated through a variety of contractual arrangements, which include general service fees, per-query search fees, database inclusion fees, maintenance fees and search service hosting fees. General services fees and per-query search fees are based, and recognized, on the query volume in the period or the minimum payments of the respective contract. Database inclusion fees are generated from customers who pay on a click-through basis, in some cases also upon sale of their product, and customers who pay a flat rate per page to be included in the Inktomi database. Fees based on click-throughs are recognized based on the activity for that period. Fees based on a flat rate per universal resource locator (“URL”) are recognized ratably over the term of the contract. Maintenance fees and search services hosting fees are recognized ratably over the term of the contract.

     For all Web search services, revenue is recognized when persuasive evidence of an arrangement exists, the services have been delivered, performance obligations have been satisfied, no refund obligations exist and collection is reasonably assured. Revenue share amounts are offset against revenue.

     We estimate whether collection is reasonably assured based on our knowledge of the customers’ payment history with us and other sources that may include use of third-party credit rating agencies. Actual collection of amounts from customers will depend on customer specific circumstances and therefore amounts, which we have determined that collection is assured, may ultimately not be collected. For customers where we do not believe that collection is reasonably assured, primarily smaller resellers of and subscribers to our paid inclusion services, revenue is recognized when the customer makes payment, provided all other criteria for revenue recognition is met.

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

Licenses

     Licenses revenues are composed of license and upgrade fees in connection with our software products including Traffic Server network cache platform, Content Delivery Suite software solutions, Media Products, Traffic Core, Traffic Edge, Traffic Controller, Inktomi Media Publisher, and Personal Edge. License fees are generally based on the number of CPUs or nodes running the software, or on network traffic throughput across our products, depending on customer deployment, and are generally recognized upon shipment of the software assuming all other revenue recognition criteria have been met.

     We recognize revenues from software licenses when the licensed product is delivered, collection is reasonably assured, the fee for each element of the transaction is fixed or determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to any undelivered elements of the arrangement.

     Fees from licenses sold together with support and upgrade rights, consulting and implementation services are generally recognized upon delivery provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the services and the services are not essential to the functionality of the licensed software. Services are unbundled from these arrangements based on the price when sold separately, or in some instances for support and upgrades, substantive renewal rates using the residual method.

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

Other services

     Other Services revenues are composed of revenues generated through consulting services. Consulting fees are recognized as the services are performed or upon customer acceptance. In instances where the criteria for recognizing license revenues separate from the consulting or implementation revenues have not been met, both the licenses and consulting fees, excluding the maintenance and support elements, are recognized using contract accounting. When management can make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting fees is recognized on a percentage-of-completion based on labor hours incurred compared to total estimated hours. When management cannot make reliable estimates on the extent of consulting services required for full functionality, the revenue for the licenses and consulting is deferred until the consulting services are completed. We classify revenue from these arrangements as licenses and services revenues, respectively, based upon the vendor-specific objective evidence of each element.

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

     In July 2001, the Financial Accounting Standards Board (“FASB’’) issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The impairment review required under SFAS 142 will involve a two-step process as follows:

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

     We adopted SFAS 142 as of October 1, 2002. Upon implementation we allocated the goodwill associated with the Quiver acquisition to a reporting unit consisting of the Enterprise Search division. We further concluded that since the fair value of the Enterprise Search division exceeded the carrying value, including the Goodwill from the Quiver acquisition there was no further need for an impairment assessment. As of December 31, 2002 no goodwill remains on the balance sheet.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We implemented SFAS 144 during the quarter ended December 31, 2002. In accordance with the provisions of SFAS 144 we accounted for the sale of our Enterprise Search division as discontinued operations presenting the effect of the enterprise search division separately in the statements of operations and cash flow (see Note 2 of the condensed consolidated financial statements). Other than this the implementation of SFAS 144 did not have a material effect on our financial statement.

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

RESULTS OF CONTINUING OPERATIONS

Revenues

     Total revenues were $13.9 million in the quarter ended December 31, 2002. This represents a decrease of $19.2 million or 58% from total revenues of $33.1 million over the comparable period in fiscal 2002. The lower revenue for the quarter was due largely to low levels of license sales in our content networking business. For the quarter ended December 31, 2002, no customer represented more than 10% of total revenues. For the quarter ended December 31, 2001, one customer, America Online (“AOL”) represented 46% of total revenues. For the quarter ended December 31, 2001, AOL represented 70% of total license revenues, 17% of total maintenance services revenues, 13% of total other services revenues and 23% of total Web search services revenues.

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

     Web search services revenues were $9.9 million in the quarter ended December 31, 2002. This represents a decrease of $0.7 million or 6% from total Web search services revenues of $10.6 million in the comparable period in fiscal 2002.

     Per query Web search fees were $3.1 million in the first quarter of 2002 and $7.5 million in the comparable period of 2001, or a reduction of $4.4 million or 59%. In August 2002, one of our major portal customers, AOL, did not renew their Web search services agreement upon expiration. AOL represented $2.4 million of revenue in the quarter ended December 31, 2001. Additionally, net per query Web search fee revenues from Microsoft, another major portal customer, decreased by $2.0 million primarily due to increased paid inclusion revenue sharing payable to Microsoft.

     Total paid inclusion revenues were $6.9 million in the quarter ended December 31, 2002, an increase of $3.7 million or 119% from total paid inclusion revenues of $3.1 million in the same quarter in 2001. In the future, we expect revenues from paid inclusion fee to continue to become a greater percentage of our total Web search services revenues. Also going forward, we expect Microsoft to contribute a majority of Web search service and total company revenues. Web search revenues from Microsoft totaled $0.5 million during the quarter ended December 31, 2002, however, query volume from Microsoft’s MSN Network were also indirectly responsible for $5.1 million of our paid inclusion revenue over the same period. Total revenue, direct and indirect, generated through Microsoft’s MSN Network was $5.6 million in the quarter ended December 31, 2002 represents 55.9% of total Web search revenue. In February 2003, Microsoft extended its agreement with us to provide Web search services through December, 2005.

     Licenses revenues were $1.8 million in the quarter ended December 31, 2002. This represents a decrease of $15.6 million or 90% from total license revenues of $17.4 million over the comparable period in fiscal 2002. The decrease was primarily due to lower selling efforts and demand for our content networking products across all market segments. In July 2002, we announced a restructuring in which we decided to focus our efforts on the Web search services market and to reduce our investment in our content networking products group while continuing to maintain support for our content networking software customers and partners.

     Maintenance services revenues totaled $1.7 million in the quarter ended December 31, 2002, representing a decrease of $0.7 million or 29% from total maintenance services revenues of $2.4 million over the comparable period in fiscal 2002. The decrease was the result of the decline in our content networking products business. Our reduced investment in our content networking products will reduce future maintenance services revenues as current maintenance agreements expire.

     Other services revenues totaled $0.4 million in the quarter ended December 31, 2002, representing a decrease of $2.2 million or 86% from total other services revenues of $2.6 million over the comparable period in fiscal 2002. The decrease was the result of the decline in our content networking products business. We expect other services revenue to be insignificant going forward.

     During the quarter ended December 31, 2002, we recognized revenues of approximately $40,000 on contracts, development, and licensing arrangements with customers in which we are equity shareholders.

Cost of Revenues

     Cost of revenues were $4.3 million in the quarter ended December 31, 2002, a decrease of $3.5 million or 44% from total cost of revenues of $7.8 million over the comparable period in fiscal 2002.

     Web search cost of revenues generally consist of expenses related to the operation of our Web search business, primarily depreciation, and network and hosting charges. Web search services cost of revenues were $2.9 million in the quarter ended December 31, 2002, a decrease of $1.4 million or 33% from total Web search cost of revenues of $4.3 million over the comparable period in fiscal 2002. The decrease was primarily the result of decreased network and hosting costs of $0.5 million, decreased depreciation of $0.6 million, decreased royalties of $0.2 million and $0.1 of miscellaneous other cost reductions.

     Licenses cost of revenues generally consist of royalties or license fees associated with licensed technologies used in our software applications. License cost of revenues were $0.6 million in the quarter ended December 31, 2002, an increase of $0.3 million or 78% from total license cost of revenues of $0.3 million over the comparable period in fiscal 2002. The period to period increase in license cost of revenues as compared to the same period in fiscal 2002 was due to increased guaranteed minimum royalty obligations. Licenses cost of revenues do not necessarily fluctuate proportionately with licenses revenue due to guaranteed minimum royalty obligations we have with certain licensed technologies.

     Maintenance services cost of revenues generally consists of expenses associated with our technical support department. Maintenance services cost of revenues were $0.5 million in the quarter ended December 31, 2002, representing a decrease of $0.6 million or 57% from maintenance services cost of revenues of $1.1 million over the comparable period in fiscal 2002. The decrease was primarily due to reduced headcount in our technical support department.

     Other services cost of revenues generally consists of expenses associated with our consulting services. Other services cost of revenues were $0.4 million in the quarter ended December 31, 2002, representing a decrease of $1.7 million or 82% from other services cost of revenues of $2.0 million over the comparable period in fiscal 2002. The decrease was primarily due to reduced headcount in our consulting department. Due to excess capacity in our professional services department, primarily in the first part of the quarter ended December 31, 2002, gross margin from other services declined significantly compared to the three months ended December 31, 2001. Further as a result of the excess capacity gross margin for other services for the quarter ended December 31, 2002 in total was negative. Although we believe revenues from other services will decline as existing contracts relating to our content networking business expires, we expect gross margin from other services to be positive from next quarter and going forward.

Expenses

     Operating expenses include sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of goodwill and other intangibles, restructuring costs, impairment of fixed assets and loss on sale of fixed assets. Research and development, sales and marketing and general and administrative expenses primarily consist of personnel and related costs.

     In connection with stock option grants and our business acquisitions, certain options granted have been considered to be compensatory. Compensation associated with such options was $136,000 in the quarter ended December 31, 2002, representing a decrease of $1.8 million or 93% over the comparable period in fiscal 2002. The decrease is a result of a decreased number of employees. As of December 31, 2002, we had unamortized deferred compensation of $0.5 million, which will be charged to operations as the underlying options vest.

     Over the next several quarters, expenses are expected to decrease due to our workforce reduction and our narrower business focus.

Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows and advertising. Sales and marketing expenses were $2.9 million in the quarter ended December 31, 2002, a decrease of $15.0 million or 84% from total sales and marketing expenses of $17.9 million over the comparable period in fiscal 2002. Of the $15.0 million decrease, approximately $10.2 million was due to reduced sales and marketing headcount, $1.6 million resulted from reduced marketing programs, $1.5 million resulted from lower commissions on reduced sales, $0.6 from reduced depreciation expenses, $0.6 from reduced outside services and $0.5 million resulted from miscellaneous other cost reductions.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses were $5.1 million in the quarter ended December 31, 2002, a decrease of $7.8 million or 61% from total research and development expenses of $12.9 million over the comparable period in fiscal 2002. Of the $7.8 million decrease, approximately $5.9 was due to decreased headcount as a result of the restructurings, $1.8 from reduced depreciation expense, and $0.1 million from miscellaneous other cost reductions. Our current research and development efforts are focused on adding features and functionality directed to derive additional revenue from our Web search services. We are also focused on continuing to improve the relevance of our Web search service results and the size and freshness of our Web search index.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, purchasing, human resources, facilities and legal. General and administrative expenses totaled $3.1 million in the quarter ended December 31, 2002, a decrease of $2.1 million or 40% from total general and administrative expenses of $5.2 million over the comparable period in fiscal 2002. Of the $2.1 million decrease, approximately $1.8 million was due to reduced general and administrative headcount, $0.3 million due to reduced depreciation expense, $0.2 million from reduced outside consulting expense, offset by an increase of $0.2 million of other miscellaneous expenses.

Amortization of Goodwill and Other Intangibles

     Amortization of goodwill and other intangibles primarily relates to amortization of goodwill and other intangibles acquired through our purchase acquisition of eScene. Amortization of intangibles and other assets were zero in the quarter ended December 31, 2002, a decrease of $0.5 million or 100% from the comparable period in fiscal 2002. The decrease was primarily due to our impairment of all eScene goodwill in fiscal 2002.

Restructuring Costs

     Restructuring costs from continuing operations totaled $18.9 million in the quarter ended December 31, 2002, an increase of $16.2 million or 615% from total restructuring costs of $2.6 million over the comparable period in fiscal 2002.

     In October 2002, in light of continuing economic slowdown, we announced and substantially completed a restructuring and workforce reduction of 24 employees from continuing operations to reduce our operating expenses to adjust to lower revenue levels. 61 employees from discontinued operations were also part of the workforce reduction. Headcount in all functional areas were affected by the reduction.

     In November 2002, in connection with the sale of our Enterprise Search division, we announced a workforce reduction of 23 employees from continuing operations. 35 employees from discontinued operations were also part of the workforce reduction. This restructuring was completed in December 2002. Headcount was affected in the areas of corporate and business services as well as our Enterprise Search division.

     As a result of the above restructurings, we incurred a charge of $18.9 million from continuing operations and $3.7 million from discontinued operations comprised of cash-related severance and abandonment of underutilized space. The charges for the abandonment of underutilized space included offices in Chicago, New York, Virginia, Redwood City, San Francisco, San Diego and international offices in Tokyo and London. These offices were closed as a result of the reduction of employees at these locations and the Company’s decision to abandon the leases in this quarter.

     Approximately $11.6 million of the charge relates to one facility in Redwood City with a remaining lease term through June 2010. Lease abandonment costs for this facility were estimated to include the remaining lease liabilities through the term of the lease and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate sub-lessees and sublease rates which were derived from market trend information provided by commercial real estate brokers. These estimates will be reviewed on a periodic basis and to the extent hat these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility could be adjusted.

     Approximately $4.8 million of the above charges were paid in the quarter ended December 31, 2002. Cash-related severance will be paid over the next six months. The remaining lease obligations will be paid over the next seven years.

     As a result of the restructuring, we expect to reduce compensation related expenses by approximately $1.0 million per quarter for continuing operations. We also expect to reduce facility related operating expenses by approximately $0.8 million per quarter through the end of the lease terms. In the remaining portion of the quarter ended December 31, 2002, we realized the expected benefits of these restructuring efforts.

     See Note 3 to the condensed consolidated financial statements of this Form 10-Q for further information.

Impairment of Fixed Assets and Loss on Asset Sale

     Impairment of fixed assets and loss on sale of asset totaled $5.4 million in the quarter ended December 31, 2002, an increase of $4.1 million or 312% from $1.3 million over the comparable period of fiscal 2002.

     During the quarter ended December 31, 2002, we incurred $1.9 million of asset impairment charges as a result of our restructurings (see Note 3 to the condensed consolidated financial statements of this Form 10-Q). The downsizing in our field offices resulted in the abandonment of fixed assets. The $1.9 million write-down represents $0.1 million of computer equipment, $0.3 million of abandoned assets, primarily computer equipment and furniture and fixtures, and leasehold improvements from our Tokyo office, $0.8 million of abandoned assets, primarily computer equipment and furniture and fixtures, and leasehold improvements from our London office and $0.7 million of abandoned furniture and fixtures and leasehold improvements from various offices in the U.S.

     In August 2000, we entered into an operating lease agreement for the land and facilities of our corporate headquarters, known as Bayside, in Foster City, California. This operating lease was commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which an unrelated third-party funds 100% of the costs of the acquisition of the property and leases the asset to Inktomi as lessee. Under the lease terms, we were required to pay lease payments for five years to the lessor. The payments were calculated based on a floating interest rate applied against a $114 million principal value.

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

     On December 20, 2002, we completed the sale of our Bayside corporate headquarters for $41.6 million which resulted in a loss of $3.4 million. We also entered into a five-year lease with the facilities’ new owner for the portion of the property that we occupy for an aggregate lease commitment of $9.8 million net of costs.

     See Note 4 to the condensed consolidated financial statements of this Form 10-Q for further information.

Impairment of Goodwill and Other Intangibles

     During the quarter ended December 31, 2001, we evaluated the remaining goodwill associated with our asset purchase from Adero in December 2000 and recorded a $1.8 million charge to write-off the remaining net book value of this intangible asset as there would be no further revenue streams related to this asset.

Other Income, Net

     Other income, net generally includes interest on our cash and cash equivalents and short-term investments, less expenses related to our debt and capital lease obligations and gains and losses on disposal of assets and sale of investments. Other income, net, totaled $1.4 million in the quarter ended December 31, 2002, a decrease of $2.0 million or 58% from total other income of $3.4 million over the comparable period in fiscal 2002. The decrease in other income, net, was primarily due to a decrease in interest income of $1.4 million, increase in interest expense of $0.1 million, and $0.5 million increase in miscellaneous other expenses.

Income Tax Provision

     Our income taxes totaled $27,000 in the quarter ended December 31, 2002, a decrease of $0.2 million and 86% over the comparable period in fiscal 2002. Our income taxes primarily are a result of our international operations. Our effective income tax rate may change during the remainder of fiscal 2003 if operating results differ significantly from current projections. We expect income taxes to remain minimal until we begin to generate taxable income.

RESULTS OF DISCONTINUED OPERATIONS

     The Enterprise Search division is accounted for as a discontinued operation and, therefore, the results of operations have been removed from the Company’s results of continuing operations. Income from discontinued operations totaled $7.5 million in the quarter ended December 31, 2002, an increase of $23.1 million from total loss from discontinued operations of $15.6 million over the comparable period in fiscal 2002. Of the $23.1 million increase, approximately $12.4 million was due to the gain from the sale of the Enterprise Search division to Verity, reduction in cost of revenues of $0.6 million, reduction of $16.0 million in amortization of goodwill, offset by a increase in restructuring charges of $3.6 million, and reduction in revenues of $2.3 million.

     The gain on disposal is calculated as follows:

Proceeds from disposal	$22,000
Net assets and liabilities disposed:
Accounts receivable, net	(2,445)
Prepaid expenses and other current assets	(649)
Property and equipment, net	(237)
Other intangibles, net	(9,896)
Deferred revenue	5,623
Disposal fees	(2,000)

Gain on disposal	$12,396

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments totaled $59.1 million at December 31, 2002, an increase of $13.7 million or 30% from $45.4 million at September 30, 2002.

     For the quarter ended December 31, 2002, net cash used in operations of $14.9 million was primarily attributable to a net reduction in working capital as we have contracted our operations.

     For the quarter ended December 31, 2002, net cash provided from investing activities of $52.2 million was primarily attributable to proceeds from the sale of our Bayside building.

     For the quarter ended December 31, 2002, net cash used in financing activities of $27.4 million was primarily attributable to principle payments on our notes payable.

     For the quarter ended December 31, 2002, net cash provided from discontinued operations of $17.2 million was primarily attributable to proceeds from the sale of the Enterprise Search division to Verity, partially offset by expenses and net assets related to the division that were sold as part of the transaction.

     From time to time, we have used debt and leases to partially finance capital purchases. At December 31, 2002, we had $3.4 million in total loans and capitalized lease obligations outstanding. Our underlying assets collateralize the loans, and the underlying equipment obtained through the lease agreements collateralizes each capitalized lease. Approximately $2.4 million of our debt at December 31, 2002 was in the form of bank loans. Our bank loans are subject to specific financial covenants that are reported to the bank monthly. The covenants (i) require minimum unrestricted cash, cash equivalents and short term investments of $27.5 million, (ii) provide that we cannot incur GAAP loss of more than $10.3 million, $7.6 million, $4.7 million, $1.3 million for the quarters ended December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 respectively, (iii) require that we maintain all US bank deposits at the bank, and (iv) require that we maintain at least $25.0 million of tangible net worth.

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

     We violated the minimum cash balance covenants for the months ending October and November 2002. The bank waived the covenant violations in December 2002. In December 2002, the bank waived the GAAP loss covenant for the quarter ended December 31, 2002. We violated the tangible net worth covenant for December 2002 and January 2003 and received a waiver from the bank. The bank also prospectively waived the tangible net worth covenant for February 2003.

     Our corporate headquarters consist of approximately 130,000 square feet of office space in Foster City, California. In December 2002, we sold the property totaling 261,000 square feet, including our corporate headquarters and leased back the portion we now occupy. The lease is for a period of five years renewable at our election for three successive five-year periods. The lease may also be terminated at our election after two years in exchange for a fee. Aggregate payments to be made under the lease are approximately $9.8 million over the lease term ending December 19, 2007, net of costs.

     At September 30, 2002, we had a note resulting from the lease termination agreement with the landlords of our Parkside facilities. From the note inception to January 21, 2003, we applied an imputed annual interest rate of 6%. The loan was payable $5.0 million on or before October 1, 2002 and the remainder earlier of (i) January 21, 2003 or (ii) the date of the sale of the Bayside facility. On October 1, 2002, we paid the initial amount due of $5.0 million and on December 20, 2002, we paid the remaining $16.5 million upon the close of the Bayside facility. This loan was collateralized by our Bayside corporate headquarters facility.

     On January 2, 2003, we executed a lease termination agreement providing for the termination of certain of Inktomi’s long-term leases located at 81 Aldwych, London England. In exchange for agreeing to terminate these leases, we agreed to pay to the landlords $2.8 million. The lease had termination dates through September 2015 and lease payments of up to approximately $1.2 million annually.

     In December 2001, our Board of Directors approved a $5 million revolving line of credit to our Chief Executive Officer. As of December 31, 2002, total loans outstanding and total accrued interest to our Chief Executive Officer were approximately $4.9 million and $234,000, respectively. During the quarter ended December 31, 2002, additional interest of $74,000 was accrued. These loans are unsecured and are represented by full recourse promissory notes accruing interest at the rate of 6% per annum. Each loan, plus any accrued unpaid interest, will become due the earlier of either two years from the grant date of the individual loan or the date that our Chief Executive Officer leaves the Company. All after tax proceeds of compensatory bonuses and 50% of after tax proceeds from sales of Company stock must be used to pay down the loans outstanding. The first loans will become due in December 2003.

     Our capital and liquidity requirements depend on numerous factors, including market acceptance of our products and services, economic conditions impacting our revenue generation, the resources we devote to developing, marketing, selling and supporting our products and services, the resources we commit to facilities, the timing and extent of our investments, the value of our investments in equity securities and real estate, acquisition and restructuring costs, restructuring and asset disposition, opportunities and the ability to raise capital and other factors. We believe that we have adequate cash resources to fund operations for at least the next twelve months.

Other Matters

     At a meeting held on December 10, 2002, our Audit Committee approved future non-audit tax services, including tax planning and tax compliance, to be performed by PricewaterhouseCoopers LLP in fiscal 2003. The Audit Committee also approved other non-audit services to be performed by PricewaterhouseCoopers LLP in fiscal 2003, including transaction services such as pre- and post-acquisition activities and due diligence, where the aggregate fees for such services did not exceed $50,000. The Chairman of the Audit Committee has been delegated the authority to approve these other non-audit services to the extent they exceed $50,000.

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

If the proposed merger with Yahoo! is not completed, our business and stock price may be adversely affected.

     On December 22, 2002, we entered into a definitive merger agreement with Yahoo! Inc. The merger is subject to a number of contingencies, including approval by a majority vote of our stockholders, receipt of regulatory approvals and other customary closing conditions. Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	the trading price of our common stock might decline to the extent that the current trading price reflects a market assumption that the merger will be completed;

•	we have and will continue to incur significant expenses related to the merger prior to its closing, including fees paid to an investment bank for a fairness opinion for the merger, and legal and accounting fees, that must be paid even if the merger is not completed; and

•	if the merger agreement is terminated under certain circumstances, we may be obligated to pay Yahoo! an $11.2 million termination fee.

      If completion of the merger is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	the trading price of our common stock might not exceed $1.65 to the extent that the trading price reflects a market assumption that the merger will be completed; and

•	we could suffer repercussions from the limitations on our ability to conduct our business that we are bound by (until the merger is completed or the merger agreement is terminated) in the merger agreement.

     In connection with the proposed merger, we mailed to our stockholders and filed with the SEC a definitive proxy statement which will contain important information about Inktomi, the proposed merger and related matters. We urge you to read the definitive proxy statement when it becomes available.

The uncertainty created by the proposed merger could have an adverse effect on our revenue and results of operations.

     Due to our agreement to be acquired by Yahoo!, we are and will continue to be operating in a state of uncertainty about our future until the proposed merger is either completed or the merger agreement is terminated. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed merger. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

Our recent sale of our Enterprise Search division to Verity and the announcement of the sale of our Company to Yahoo! could impair existing relationships with our suppliers, customers, strategic partners and employees, which could have an adverse effect on our business and financial results.

     The recent closing of the sale of our Enterprise Search division assets to Verity and the public announcement that we have entered into a definitive merger agreement with Yahoo! could substantially impair important business relationships because of uncertainty regarding our future strategic direction and the distraction completing these transactions will create. Impairment of these business relationships could reduce revenues or increase expenses, either of which could harm our financial results. Specific examples of situations in which we could experience problems include the following:

•	suppliers, distributors or customers could decide to cancel or terminate existing arrangements, or fail to renew those arrangements, as a result of either the asset sale or the pending merger with Yahoo!;

•	our employees may be distracted by concerns about the pending merger with Yahoo! and therefore may not meet critical deadlines in their assigned tasks or otherwise perform effectively;

•	our management personnel may be distracted from day-to-day operations by the time demands associated with these significant corporate transactions and therefore may be unable to timely identify and address business issues as they arise; and

•	other current or prospective employees may experience uncertainty about their future roles with us, which could adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

If the proposed merger with Yahoo! is completed, shares of Inktomi common stock will no longer represent equity interests in Inktomi’s business.

     If the proposed merger with Yahoo! is completed, each share of Inktomi common stock will be converted into the right to receive $1.65 and will no longer represent an equity interest in Inktomi. Because of this conversion, stockholders will not be able to share in any potential future growth of Inktomi’s business.

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

     Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. Despite our recent workforce reductions, we expect to continue to make appropriate investments to develop and market products for the information retrieval markets, improve our customer support capabilities, develop new distribution channels, and fund research and development. These investments and expenditures may not result in increased revenues in the near term, if at all.

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

     Our Web search revenue is dependent upon the distribution channel provided through the portal customers serving our search queries. Should any significant portal customer reduce or stop utilizing our search services our search marketing solutions revenue would decline. Currently, Microsoft is our largest portal customer, accounting for either directly or indirectly for $5.6 million of our revenue for the quarter ended December 31, 2002. Microsoft’s Web search services agreement with us expires in December 2005 and we do not know whether Microsoft intends to renew this agreement upon its expiration or, if this agreement is renewed, whether it will be renewed on the same terms and conditions as currently exist. In addition, we expect revenues from our paid inclusion fee business to continue to become a greater percentage of our total Web search services revenues. Query volume from Microsoft’s MSN Network was indirectly responsible for $5.1 million of paid inclusion revenue in the quarter ended December 31, 2002. Should Microsoft cease to be a customer or should Microsoft decide to direct less volume to our service, our business and financial condition would be materially and adversely affected. In addition, AOL, one of our largest portal customers, did not renew its Web search services agreement with us when it expired in August 2002. For the fiscal year ended September 30, 2002, AOL represented $8.3 million in Web search services revenue representing 17.5% of total Web search services revenue for this period. Revenues from our Web search services decreased as a result of the loss of AOL as a customer.

The shift in our focus away from the content networking market could have a material adverse effect on our operating results.

     Our shift in strategy away from content networking will likely reduce the average size of our software transactions and corresponding services revenue. We expect revenues from content networking to be insignificant going forward. In order to maintain existing revenue levels or achieve any revenue growth, we will need to significantly increase revenue from our existing Web search services business. Since the quarter ended December 2000, we have experienced a decline in licenses revenue from sales of our content networking software products. In July 2002, we announced a shift in our strategy to reduce our investment in our content networking products group and focus our business on the Web search services and enterprise search software markets. In December 2002, we consummated the sale of our enterprise search business. We may not be able to increase our Web search revenues in amounts sufficient to offset lost revenues from our content networking business. Although we intend to continue to support customers who purchased our content networking software products and partners marketing such products, such customers and partners may view our strategic shift as a breach of certain obligations we have to them. In addition, in November 2002, we signed an agreement with Satyam Computer Services Ltd. to assign and, in some cases, subcontract the support for our remaining content networking software partners. Satyam is a provider of professional services employees in offices worldwide. In exchange we have paid Satyam a one-time fee of $1 million, provided initial training and transferred certain computer infrastructure components to Satyam to allow for customer support. In the event Satyam fails to provide quality customer support to our content networking software customers and partners, these customers and partners may view this as a breach of our obligations to them. If these customers and partners were to bring or threaten legal action against us, defending these actions could be costly to defend, time-consuming and distracting to our management team.

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

     Sales of our products and services are dependent upon the development and increased use of corporate intranets, extranets, portals and Websites. Global acceptance and use of these mediums may not continue to develop at recent historical rates. The lack of growing use or initial adoption of these mediums by our targeted customers and their end user customers would impair demand for our products and services and would adversely affect our ability to sell our products and services. Demand and market acceptance for our products and services aimed at servicing intranets, extranets, portals and Websites are subject to a high level of uncertainty and there exist few proven services and products. Our paid inclusion business model relies on the willingness of retailers and service providers to allocate marketing funds to online programs. Our business would be adversely impacted if online marketing programs become an unpopular business tool.

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

Internet-related laws could adversely affect our business by increasing our costs of doing business and our potential liability.

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

     We market and sell our products and services in the United States and internationally, principally in Europe and Asia. Historically, the percentage of sales to customers located outside of the United States has varied from quarter to quarter, reflecting the limited build-out of our international operations. We have limited experience in developing localized versions of our products and marketing and distributing our products and services internationally. Inherent risks may apply to international markets and operations, including:

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

     We also have limited experience operating in foreign countries and managing multiple offices with facilities and personnel in disparate locations. We may experience difficulties coordinating our efforts, supervising and training our personnel or otherwise successfully managing our resources in these foreign countries. The laws and cultural requirements in foreign countries can vary significantly from those in the United States. The inability to integrate our business in these jurisdictions and to address cultural differences may adversely affect the success of our international operations. In connection with our recent restructurings we have closed, or are in the process of closing, most of our international sales offices and we therefore expect our exposure to the risks and uncertainties resulting from having offices and personnel in foreign countries to reduce over time.

We are currently the subject of a lawsuit by Network Caching Technology and other third parties could assert that our products infringe their intellectual property rights. Such claims could be expensive to defend, distracting to management, and adversely affect our ability to sell our products.

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly vulnerable to third party infringement claims as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps. We believe that many companies have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these companies have sent copies of their patents to us for informational purposes. We cannot be sure that these parties will not make a claim of infringement against us with respect to our products and technology. In August 2001, Network Caching Technology L.L.C. (NCT) initiated an action against us alleging that our caching products violate one or more patents owned by NCT. The complaint seeks compensatory and other damages and injunctive relief. This case, and any future actions initiated against us, including an action brought by Teknowledge Corporation which was filed on October 2002, will be time consuming and expensive to defend, will distract management’s attention and resources, and could cause product shipment delays or require us to reengineer our products or enter into royalty or licensing agreements. We do not expect to have any significant shipments going forward of the products that, if the NCT lawsuit is successful, would require us to pay royalties. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     We are exposed to interest rate risk primarily in our investment portfolio. We do not use derivative financial instruments to hedge interest rate risk. The primary objective of our investment activities is to preserve the principal while maximizing yields without significantly increasing risk. This is accomplished by placing our marketable securities investments with high quality issuers principally in United States government and corporate debt securities with terms of less than two years.

     We have the option of choosing interest rates, which are fixed for various terms not to exceed 12 months. Upon the expiration of those various rate terms, a new interest rate will be selected for the corresponding underlying principle value.

     Under out notes payable agreement, we have borrowed $2.4 million as of December 31, 2002. The notes payable have an interest rate at prime.

     The following table presents the amounts of our cash and cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity/expiration of the selected interest rate terms and average interest rates as of December 31, 2002:

	FY 2003	FY 2004	BEYOND	Total

	(In Thousands)
Cash & Cash Equivalents	$44,365	—	—	$44,365
Average Interest Rate	0.73%	—	—
Short-term Investments	$3,404	$1,041	$10,250	$14,695
Average Interest Rate	4.96%	5.70%	1.83%

Foreign Currency Risk

     We have foreign operations both in Europe and Asia. We currently transact substantially all of our revenues abroad in United States currency. We are exposed to fluctuations in foreign exchange rates for our expenditures and thus our consolidated financial results could be affected by a change in foreign exchange rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

     Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Litigation Related to our Business

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

     In October 2002, a complaint was served by Teknowledge Corporation in the United States District Court for Delaware against Inktomi, Akamai Technologies, Inc. and Cable & Wireless Services, Inc. The plaintiff alleges that Inktomi products, including Traffic Server, infringe a patent owned by the plaintiff. The complaint seeks compensatory and other damages and injunctive relief. In November 2002, the Judge assigned to the case in Delaware transferred jurisdiction of the case to the Northern District of California. Inktomi intends to vigorously defend against the allegations made by the plaintiff.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Network caching, Teknowledge or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial December 31, 2002.

Litigation Related to the Yahoo! Merger

     Persons alleging to be shareholders of Inktomi have filed three lawsuits relating to our pending merger with a wholly-owned subsidiary of Yahoo!. On January 22, 2003, an alleged holder of Inktomi common stock filed a purported derivative and class action lawsuit captioned Tuttle v. Myers, et al. , Case No. CIV 428695, in California Superior Court for the County of San Mateo. The complaint names as defendants each of our five directors and names Inktomi as a nominal defendant. The complaint alleges that, in pursuing the transaction with Yahoo! and approving the merger agreement, the directors breached their fiduciary duties to the holders of Inktomi common stock and Inktomi by, among other things, engaging in self-dealing, abusing control of the company, failing to obtain the highest price reasonably available for Inktomi and its shareholders, committing waste of corporate assets and failing to properly value Inktomi. The complaint further alleges that the merger agreement resulted from a flawed process and that the directors tailored the terms of the merger to meet the needs of two directors. The complaint also alleges that Inktomi directly breached and/or aided and abetted the directors’ alleged breaches of fiduciary duties. The complaint seeks, among other things, certification of the litigation as a class action, a declaration that the merger agreement was entered into in breach of the directors’ fiduciary duties, a preliminary and permanent injunction enjoining Inktomi, the directors and others from consummating the merger, a direction requiring that the directors exercise their fiduciary duties to obtain a transaction which is in the best interests of the Inktomi shareholders, rescission of the merger or any of the terms thereof to the extent implemented, an award of costs, including attorneys’ and experts’ fees, and other unspecified relief.

     On January 24, 2003, an alleged holder of Inktomi common stock filed a purported class action lawsuit captioned Malachinski v. Peterschmidt, et al. , Case No. CIV 428824, in the California Superior Court for the County of San Mateo. On January 29, 2003 an alleged holder of Inktomi common stock filed a purported class action lawsuit captioned Zakary v. Peterschmidt, et al. , Case No. CIV 428898, in the same Superior Court. The complaint in the Zakary action is substantially identical to the complaint in the Malachinski action. Both complaints name as defendants three of our five current directors, two of our former directors and Inktomi.

     The complaints in the Malachinski and Zakary actions allege that our directors breached their fiduciary duties in connection with the proposed acquisition by Yahoo! by, among other things, approving a transaction in which they allegedly stand to receive financial benefits not shared by the other Inktomi shareholders, retaining a financial advisor (Thomas Weisel Partners) that has business ties to Yahoo!, failing to obtain the best offer possible for Inktomi’s shareholders, agreeing to the termination fee provisions of the merger agreement, failing to adequately value Inktomi, and failing to make complete and adequate disclosure of alleged material facts regarding the transaction and the events that preceded the execution of the merger agreement. The plaintiffs seek, among other things, certification of their respective actions as class actions, a declaration that the directors have breached their fiduciary duties, an order requiring the defendants to indemnify the shareholders for the alleged breaches of fiduciary duty, an injunction enjoining the merger or rescinding it, if consummated, an order requiring defendants to make additional disclosures, an award of compensatory and/or rescissory damages, an award of interest, attorneys’ fees, expert fees and other costs, and other unspecified relief.

     On January 29, 2003, the plaintiff in the Malachinski action filed a motion for expedited discovery and an order temporarily enjoining the merger. On January 30, 2003, the Malachinski action was removed from the Superior Court to the United States District Court for the Northern District of California. On January 31, 2003, the Zakary action was removed from the Superior Court to the same District Court. We filed motions to dismiss the Malachinski and Zakary actions on February 5, 2003 and February 6, 2003, respectively.

     Based on its review of the three complaints, Inktomi believes that the allegations in the Tuttle, Malachinski and Zakary actions are without merit and intends, along with the directors, to defend the actions vigorously. In the event that holders of a majority of the outstanding shares of Inktomi common stock vote in favor of adoption of the merger agreement, in addition to any other defenses Inktomi and the directors may assert, Inktomi and the directors intend to rely upon the approval of the proposal to adopt the merger agreement in defense of the claims asserted in the actions. Specifically, Inktomi and the directors intend to argue that the approval of the proposal to adopt the merger agreement by holders of a majority of the shares of our common stock constitutes a ratification or acceptance of the conduct that is the subject of plaintiffs’ complaints. Inktomi and the directors further intend to argue that such ratification or approval constitutes a complete defense to the claims asserted in the complaints or otherwise operates to protect them from liability or increase the plaintiffs’ burdens of pleading and proof in the actions.

     Other than as described above, we are not involved in any legal proceedings at this time that our management currently believes would be material to our business, financial condition or results of operations.

Item 3. Defaults Upon Senior Securities

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.

Item 5. Other Information

     At a meeting held on December 10, 2002, our Audit Committee approved future non-audit tax services, including tax planning and tax compliance, to be performed by PricewaterhouseCoopers LLP in fiscal 2003. The Audit Committee also approved other non-audit services to be performed by PricewaterhouseCoopers LLP in fiscal 2003, including transaction services such as pre- and post-acquisition activities and due diligence, where the aggregate fees for such services did not exceed $50,000. The Chairman of the Audit Committee has been delegated the authority to approve these other non-audit services to the extent they exceed $50,000.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION

10.37	Amendment No. 8 to Portal Services agreement between Inktomi Corporation and Microsoft Corporation dated January 31, 2003.

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  REPORTS ON FORM 8-K

During the quarter ended December 31, 2002, Inktomi Corporation filed the following current reports on Form 8-K:

-	Current report on Form 8-K, filed November 15, 2002, announcing that Inktomi had entered into a definitive agreement with Verity, Inc. for the sale of Inktomi’s enterprise search software business.

-	Current report on Form 8-K, filed December 23, 2002, announcing that Inktomi had entered into a definitive merger agreement with Yahoo!, Inc. pursuant to which Inktomi will become a wholly-owned subsidiary of Yahoo!

-	Current report on Form 8-K, filed December 26, 2002, relating to the merger between Inktomi and Yahoo!

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

INKTOMI CORPORATION

By: /s/ RANDY GOTTFRIED Randy Gottfried Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Date: February 14, 2003

CERTIFICATIONS

I, David Peterschmidt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inktomi Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ DAVID PETERSCHMIDT David Peterschmidt Chief Executive Officer

CERTIFICATIONS

I, Randy Gottfried, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inktomi Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

2.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

3.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ RANDY GOTTFRIED Randy Gottfried Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.37	Amendment No. 8 to Portal Services agreement between Inktomi Corporation and Microsoft Corporation dated January 31, 2003.

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.