Form 10-K/A
period 2002-09-30
INKTOMI CORP
filed 2003-03-05
CIK 1024302

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

PART III
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EXHIBIT 10.31
EXHIBIT 99.1
EXHIBIT 99.2

INKTOMI CORPORATION

FORM 10-K/A

For the Fiscal Year Ended September 30, 2002

		Page

PART III
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	1
SIGNATURES		2
CERTIFICATIONS		3

EXPLANATORY NOTE

      This Annual Report on Form 10-K/ A is being filed for the purpose of refiling certain of Inktomi’s exhibits filed under Item 15 of Part IV of Form 10-K.

PART III

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(3) Exhibits

Exhibit
Number		Description

3	.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3	.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.2b(11)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.4(3)	Bylaws of Inktomi.
4	.1(3)	Specimen Common Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10	.2(14)	1998 Stock Plan and form of agreement thereunder.
10	.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10	.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10	.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10	.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10	.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10	.9(12)	Ultraseek Stock Option Plan and form of agreement thereunder.
10	.10(11)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10	.11(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10	.12(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10	.13(14)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10	.14(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10	.15(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.16(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.17(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10	.18(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10	.19(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10	.20(14)	Amendment to 1996 Equity Incentive Plan.
10	.21(14)	Amendment to C2B Technologies 1997 Stock Plan
10	.22(14)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.

Exhibit
Number		Description

10	.23(14)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10	.24(13)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10	.25(15)	Amendment to the Ultraseek Stock Option Plan.
10	.26(15)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10	.27(16)	Promissory Note dated December 10, 2001 executed by David Peterschmidt for the benefit of Inktomi Corporation.
10	.28(17)	Registration Rights Agreement dated September 5, 2002 for the benefit of the landlords of our Parkside Towers office facility.
10	.29(18)	Loan Modification Agreement dated September 30, 2002 between Inktomi and Silicon Valley Bank.
10	.30(18)	Registration Rights Agreement dated August 13, 2002 for the benefit of the former stockholders of Quiver, Inc.
10.31		Portal Services Agreement between Inktomi Corporation and Microsoft Corporation dated October 28, 1999 with amendments thereto dated June 1, 2000, January 17, 2001, May 1, 2001, June 13, 2001, March 5, 2002, October 1, 2002 and December 10, 2002.*
10	.32(20)	Severance Agreement and Release dated December 17, 2002 between Inktomi and Dominic Gattuso.
10	.33(20)	Office Lease Agreement dated December 19, 2002 between Walton Bayside Investors IV, L.L.C. and Inktomi Corporation.
10	.34(20)	Severance Agreement and Release dated December 17, 2002 between Inktomi and Keyor Patel
10	.35(20)	Termination Letter dated April 9, 2002 between Inktomi Corporation and Ted Hally
10	.36(19)	Merger Agreement dated December 23, 2002 between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.
21	.1(20)	Subsidiaries
23	.1(20)	Consent of PricewaterhouseCoopers, LLP
99.1		Certification of David C. Peterschmidt, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Randy Gottfried, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(12)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(14)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/ A filed with the Commission on January 2, 2001.

(15)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(16)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(17)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-101258).

(18)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-98551).

(19)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on December 26, 2002.

(20)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K filed with the Commission on December 30, 2002.

*	Confidential Treatment requested on certain portions of this exhibit. An unredacted version of this agreement (together with exhibits, schedules and any amendments thereto) has been separately filed with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2003.

INKTOMI CORPORATION

/s/ DAVID C. PETERSCHMIDT

David C. Peterschmidt
Chairman of the Board, President
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dated indicated.

Signature		Title	Date

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt		Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 5, 2003

/s/ RANDY GOTTFRIED Randy Gottfried		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2003

/s/ ERIC BREWER* Eric A. Brewer		Director and Chief Scientist	March 5, 2003

/s/ ALLEN J. GULA, JR.* Allen J. Gula, Jr.		Director	March 5, 2003

/s/ GREG MYERS* Greg Myers		Director	March 5, 2003

/s/ ROGER NOALL* Roger Noall		Director	March 5, 2003

*By	/s/ RANDY GOTTFRIED Attorney-in-fact

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

Date: March 5, 2003

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

______________________________________ Randy Gottfried
Chief Financial Officer

Date: March 5, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3	.2(3)	Amended and Restated Certificate of Incorporation of Inktomi.
3	.2a(6)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.2b(11)	Amendment to Amended and Restated Certificate of Incorporation of Inktomi.
3	.4(3)	Bylaws of Inktomi.
4	.1(3)	Specimen Common Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between Inktomi and each of its directors and officers.
10	.2(14)	1998 Stock Plan and form of agreement thereunder.
10	.3(3)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10	.4(3)	1996 Equity Incentive Plan and form of agreement thereunder.
10	.5(3)	Fifth Amended and Restated Investors’ Rights Agreement dated as February 13, 1998 among Inktomi and certain of its security holders named therein.
10	.6(3)	Executive Employment Agreement dated as of July 1, 1996 between Inktomi and David C. Peterschmidt.
10	.7(10)	Agreement of Sublease dated July 1, 1998 by and between Designs, Inc. and Atreve Software, Inc.
10	.9(12)	Ultraseek Stock Option Plan and form of agreement thereunder.
10	.10(11)	Preferred Stock Rights Agreement dated as of August 10, 2000 between Inktomi and Wells Fargo Shareowners Services.
10	.11(4)	C2B Technologies Inc. (formerly BeyondNews, Inc.) 1997 Stock Plan and form of agreement thereunder.
10	.12(2)	Registration Rights Agreement dated September 25, 1998 between Inktomi and former stockholders of C2B Technologies Inc. (included in Exhibit 2.1).
10	.13(14)	1998 Nonstatutory Stock Option Plan and form of agreement thereunder.
10	.14(5)	Declaration of Registration Rights dated April 30, 1999 for the benefit of former Impulse! Buy Network, Inc. stockholders (included in Exhibit 2.2).
10	.15(1)	Amended and Restated Loan and Security agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.16(6)	Amendment dated January 28, 1999 to Amended and Restated Loan and Security Agreement dated as of September 2, 1998 between Inktomi and Silicon Valley Bank.
10	.17(8)	Impulse! Buy Network, Inc. 1997 Stock Plan and form of agreement thereunder.
10	.18(9)	WebSpective Software, Inc. (formerly Atreve Software, Inc.) 1997 Stock Option Plan and form of agreement thereunder.
10	.19(7)	Declaration of Registration Rights dated October 1, 1999 for the benefit of former WebSpective Software, Inc. stockholders (included in Exhibit 2.3).
10	.20(14)	Amendment to 1996 Equity Incentive Plan.
10	.21(14)	Amendment to C2B Technologies 1997 Stock Plan
10	.22(14)	Amendment to Impulse! Buy Network, Inc. 1997 Stock Plan.
10	.23(14)	Amendment to WebSpective Software, Inc. 1997 Stock Plan.
10	.24(13)	FastForward Networks, Inc. 1998 Stock Plan and form of agreement thereunder.
10	.25(15)	Amendment to the Ultraseek Stock Option Plan.
10	.26(15)	Amendment to the FastForward Networks, Inc. 1998 Stock Plan.
10	.27(16)	Promissory Note dated December 10, 2001 executed by David Peterschmidt for the benefit of Inktomi Corporation.
10	.28(17)	Registration Rights Agreement dated September 5, 2002 for the benefit of the landlords of our Parkside Towers office facility.

Exhibit
Number		Description

10	.29(18)	Loan Modification Agreement dated September 30, 2002 between Inktomi and Silicon Valley Bank.
10	.30(18)	Registration Rights Agreement dated August 13, 2002 for the benefit of the former stockholders of Quiver, Inc.
10.31		Portal Services Agreement between Inktomi Corporation and Microsoft Corporation dated October 28, 1999 with amendments thereto dated June 1, 2000, January 17, 2001, May 1, 2001, June 13, 2001, March 5, 2002, October 1, 2002 and December 10, 2002.*
10	.32(20)	Severance Agreement and Release dated December 17, 2002 between Inktomi and Dominic Gattuso.
10	.33(20)	Office Lease Agreement dated December 19, 2002 between Walton Bayside Investors IV, L.L.C. and Inktomi Corporation.
10	.34(20)	Severance Agreement and Release dated December 17, 2002 between Inktomi and Keyor Patel
10	.35(20)	Termination Letter dated April 9, 2002 between Inktomi Corporation and Ted Hally
10	.36(19)	Merger Agreement dated December 23, 2002 between Inktomi, Yahoo! Inc. and a wholly owned subsidiary of Yahoo! Inc.
21	.1(20)	Subsidiaries
23	.1(20)	Consent of PricewaterhouseCoopers, LLP
99.1		Certification of David C. Peterschmidt, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Randy Gottfried, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-66661), as amended.

(2)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 9, 1998, as amended November 2, 1998.

(3)	Incorporated by reference from Inktomi’s Registration Statement on Form S-1 (Reg. No. 333-50247), as amended.

(4)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-71037).

(5)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on May 13, 1999.

(6)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999.

(7)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on October 15, 1999, as amended November 5, 1999.

(8)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-80195).

(9)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-89581).

(10)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2000.

(11)	Incorporated by reference from Inktomi’s Current Report on Form 8-A filed with the Commission on August 11, 2000.

(12)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-42102).

(13)	Incorporated by reference from Inktomi’s Registration Statement on Form S-8 (Reg. No. 333-49874).

(14)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K/ A filed with the Commission on January 2, 2001.

(15)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(16)	Incorporated by reference from Inktomi’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(17)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-101258).

(18)	Incorporated by reference from Inktomi’s Registration Statement on Form S-3 (Reg. No. 333-98551).

(19)	Incorporated by reference from Inktomi’s Current Report on Form 8-K filed with the Commission on December 26, 2002.

(20)	Incorporated by reference from Inktomi’s Annual Report on Form 10-K filed with the Commission on December 30, 2002.

*	Confidential Treatment requested on certain portions of this exhibit. Our unredacted version of this agreement (together with exhibits, schedules and any amendments thereto) has been separately filed with the Securities and Exchange Commission.